Form 10KSB
period 1999-12-31
BACH-HAUSER INC
filed 2000-06-26
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1999Commission File No. 000-26953






                        BACH-HAUSER, INC.
     (Exact name of registrant as specified in its charter)



Nevada                                            88-0390697
(State of organization) (I.R.S. Employer Identification No.)

2080 E. Flamingo Rd., Suite 112, Las Vegas, NV 89119
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 650-5660

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 1999:   $ 0

As of December 31, 1999, the registrant had 19,500,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 1999: $3,705,000.

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's amended Form 10-SB/A, filed on August 13, 1999, and the exhibits attached thereto, are incorporated by reference.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Bach-Hauser, Inc. (the "Company") is a Nevada corporation formed on October 10, 1995. Its principal place of business is located at 2080 E. Flamingo Rd., Suite 112, Las Vegas, NV 89119. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

On October 16, 1995, the Company issued 6,000,000 shares of its Common Stock, at a price of $0.001 per share, to its three founders. The initial founders gifted some of their shares to a total  of  5 persons, who then gifted some of their shares  to  a total of 23 additional persons. All of these transfers were issued in accordance with the exemption from registration requirements of Section 5 of the Securities Exchange Act of 1934, as amended, as provided in Section 4 of the Act.

On April 29, 1999, the Company approved reorganizing the capital structure by forward splitting the outstanding shares of the corporation on a 2.5:1. The forward split had a net result of 7,500,000 shares held by non-officers and 7,500,000 restricted shares held by officers for a total of 15,000,000 issued and outstanding shares.

Originally the Company's primary focus was to seek a viable company or companies with whom it could merge or acquire. On September 3, 1999, the Company announced that it had entered into a licensing agreement with TCR Environmental Corp, a corporation incorporated under the laws of the Province of Ontario, Canada. TCR is engaged in the design, construction, the equipping and operation of waste management facilities for the recycling, composting and disposing of municipal and institutional solid waste, and the sale or other disposition of the resultant compost and recycled products. TCR currently operates a waste-processing facility in the Town of Aylmer, in the Province of Ontario, Canada, which will serve as a model for the turn-key waste-processing facility proposed by TCR to be manufactured and marketed throughout the world.

Under the terms of the agreement, the Company was granted the exclusive license to distribute, use and sell the products throughout the world, with the exception of Canada, and to use the information and knowledge of TCR in conjunction with the products. The agreement also grants the Company the exclusive rights to use and exploit the information and knowledge in the distribution of the products. The agreement is to remain in full force and effect for a period of 25 years, with an option to extend the term for a period of 25 years. As consideration for the license, the Company issued 4,500,000 shares of its common stock to TCR.

The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item
6, Plan of Operation". The Company is still in its development stage and has not generated any revenues.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from its Resident Agent, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between the Resident Agent and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

                          Market Price

The  Company's  common  stock is quoted on  the  over-the-counter market in the United States under the symbol BHAS. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
            Qtr. Ended        Low/Bid    High/Ask
            June 30, 1999     6.25       6.25
            September 30,     5.50       7.00
            1999
            December 31,      0.19       0.37
            1999

Source: America Online.

The Company's common stock is considered a "penny stock" under the Commission rules.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

                             Holders

There are 20 holders of the Company's Common Stock. On October 16, 1995, the Company issued 6,000,000 of its $0.001 par value Common Stock for $6,000 in cash. On April 29, 1999, the stock underwent a 2.5:1 forward stock split, resulting in a total of 15,000,000 shares issued and outstanding. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

            Recent Sales of Unregistered Securities.

With respect to the issuances and transfers made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

During August 1999, the Company issued 4,500,000 shares of its common stock pursuant to the terms of the licensing agreement with TCR Environmental Corp. valued at $0.001 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In general, under Rule 144 adopted pursuant to the Securities Act of 1933, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's plan of operation is to provide customers with the highest quality service to meet their specific needs for the cost-
effective   processing,  recycling  and  disposal  of  municipal,
industrial, commercial and institutional solid waste and to meet landfill reduction goals.

Through the licensing agreement, the Company, through the TCR Total Recycling System, is able to offer municipalities and counties with a population of 100,000 or more an affordable environmental solution to waste disposal, including a waste management plant which incorporates the collection and processing of waste into three streams:

1.   recyclables
2.   organic compostables
3.   residuals (for landfill or waste-to-energy recovery)

The TCR Total Recycling System is a two-bag system. It differs from conventional waste management and recycling methods in that the custom-built recovery facility receives mixed loads of municipal, commercial and industrial sold waste contained in both Blue and Black Bags. The use of a two-bag system provides a simple, efficient and cost-effective solution to waste management. Blue Bags (recyclable items) allow easy identification and total recovery of assets, while the opening and sorting of Black Bag contents (balance of the waste stream) ensures total recovery of recyclable items which would otherwise be lost to landfill.

Municipal waste is received in the materials recovery facility and is separated into two processing categories - recyclables and household waste. Blue Bag contents (recyclables) are sorted and conveyed to a baler further processing, then internally brokered to end users. Black Bag contents (wet waste) are sorted to recover any recyclable material and processed to remove non-compostable contaminants.

Any organic material retrieved from sorting Black Bag contents is conveyed to a low speed, high torque shredder. The organic material, cut to optimize size for composting, is then conveyed to a high speed composting unit. Computerized control and monitoring of the compost, by a computer-controlled robot which turns and irrigates the material, ensures specific conditions are maintained throughout the 28-day composting process. The Company monitors moisture content, temperature, pH, oxygen, and carbon to nitrogen ratios to ensure optimum conditions for anaerobic decomposition and the elimination of human/plant pathogens.

Water that comes into contact with any stage of the compost process (ie. Storm water from curing pad) is kept onsite to eliminate impacts, stored in a retention pond, and used back in the process to ensure optimum moisture levels. Odor control is maintained through the use of enzymatic mist, hygiene, and an award winning bio-filter system. The stabilized compost is then tested and stockpiled before being shipped to end users. The end result is high quality compost which can be supplied to customers at a very attractive price.

Management believes that the TCR Total Recycling System dramatically increases the amount of recyclable material recovered while eliminating the need for different collection trucks, specialized equipment and Blue Boxes. With its potential for an 80% diversion away from landfill, the Company's alternative to the costly and ineffective Blue Box program reduces long-term maintenance costs for existing landfill sites. In conventional systems, many recyclable items and organic compostables are lost when the traditional Black Bag goes directly to landfill. The TCR Total Recycling System ensures improperly disposed items are recovered.

                         Current Trends

Current trends show that stakeholder roles and responsibilities are changing. As government budgets continue to be down-sized, industry is increasingly being expected to contribute solutions through stewardship initiatives. While corporations are re-assessing their waste production and disposal attitudes, they are looking for opportunities to divert waste away from landfill and towards more responsible alternatives. In addition, there is a more informed, concerned and involved public which is also playing a key role in the evolution of the waste management industry.

The most obvious reasons for recycling are the environmental benefits. Using recycled rather than virgin materials uses less energy, emits less pollution and reduces the use of non-renewable resources. Producing compost reduces pollution and provides a capable soil amendment. Land uses have made soil susceptible to processes that diminish its organic content.

A soil's organic content is essential for retaining moisture, aiding water infiltration, retaining carbon, nutrient storage and supply, cation exchange, and structural stability to combat erosion and compaction. Compost from municipal waste has shown to be a capable amendment. Furthermore, compost used on agricultural land has shown to improve crop resistance to disease.

The demand for compost is high, with markets existing in agriculture (mixed into the soil or as a mulch on farms, as a peat substitute in greenhouses), nurseries, landscaping, land reclamation, golf courses, and the gardening industry. A survey conducted by the Composting Council in Canada showed that 70% of respondents either agreed or strongly agreed that compost made from municipal waste is an acceptable product.

The alternatives to landfill, recycling, and composting, is incineration. With incineration, the left-over residue material is classified as hazardous waste and must itself be dumped. At the same time there is increasing public opposition to air pollution associated with incineration. However recent innovations have shown that with high enough temperatures and improved scrubbing, incineration is potentially viable.

Another noticeable trend involves transportation issues. The design of the next generation of waste collection vehicles and systems is being studied carefully. The ability to use on vehicle to collect more than one stream of waste materials simultaneously (i.e., one truck to collect recyclables, organics and garbage) is very attractive and represents considerable savings in fuel, maintenance and other related costs. There are, of course, additional environmental benefits associated with reduce fuel consumption and lower levels of air pollution. Management believes that the TCR Total Recycling System provides municipalities with a foolproof method of meeting government mandates for diverting from landfill by 50%, while converting recyclable solid waste into marketable commodities. Management believes that the system provides a solution to the environmental problems that befall the traditional methods of waste disposal.

                           Competition

Most competitors either operate a blue box MRF and a centralized compost facility or a wet-dry facility. Those that operate a blue box MRF and centralized compost facility do not have the ability to sort mixed waste. Those companies that operate a wet-dry facility have demonstrated comparable processing volumes with lesser diversion percentages, and cost taxpayers millions. As most competitors have not constructed and/or operated facilities that allow for a totally integrated system, management believes the Company is left with a sales and marketing advantage.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10-KSB.

                     Regulation and Taxation

The Investment Company Act of 1940 classifies as an "investment company" an issuer which (a) is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities, or (b) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 percent of the value of its total assets. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Item 9").

                        Subsequent Events

On April 24, 2000, the Company approved reorganizing the capital structure by forward splitting the outstanding shares of the corporation on a 2:1 basis. The forward split had a net result of 39,000,000 shares issued and outstanding.

On May 1, 2000 and May 10, 2000, the Board of Directors adopted resolutions to issue 400,000 shares of common stock as partial payments for legal services rendered to the Company. The stock was issued pursuant to the filing of Forms S-8 with the Securities and Exchange Commission.

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.
      1.      i.     The   Company's  principal  accountant   was
               dismissed on January 26, 2000

            ii.  The principal accountant's report on the financial
               statements for the past two years was modified as to uncertainty that the Company will continue as a going concern.

            iii. The decision to change accountants was approved by the board of directors.

            iv.  A.        There were no disagreements with the former
               accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.
       2. A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Merdinger, Fruchter, Rosen & Corso, P.C. and was engaged as of June 10, 2000. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding:

            ii.  the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or

iii. any matter that was the subject of a disagreement or event identified in response to paragraph 1(iv) of this Item.
       3. The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The Company has requested the former accountant to furnish a letter addressed to the Commission stating that it agrees with the statements made by the Company. The Company has filed the letter as an exhibit to the registration statement containing this disclosure.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position
Peter L. Preston         65     President/Director
1561 #3 Hwy
Cayuga, Ontario  Canada
N0A 1E0
Fern Hill                48     Secretary/Treasurer/Director
1 Willow Dr. Aylmer
West
Aylmer, Ontario Canada
N5H 3A8

Peter L. Preston; President

Since December 1999, Mr. Preston has been President and Chairman of the Board for the Company.

Mr. Preston has been involved in sales training, administration and executive decision making. He was very successful in the field of insurance sales and administration. Mr. Preston was successful in the Provincial election of 1995 and was elected as the representative for one of the largest ridings in Ontario. Many pieces of legislation introduced, or worked on by Mr. Preston have been or are about to become law. Mr. Preston left the political field to become more involved with the environment. Mr. Preston was introduced to the Total Recycling System while serving the people of Ontario and recognized it for what it was, a way to deal with household waste other than putting it into the ground to foul the earth. His love for the outdoors has induced him to apply all his efforts to doing what he can to save the earth for future generations.

From 1989 to 1995, Mr. Preston was President of Peter Preston and
Associates, an insurance brokerage firm.

From  June  1995  to  June  1999, Mr. Preston  was  a  Member  of
Provincial Parliament, Province of Ontario.

From June 1999 to September 1999, Mr. Preston was chairman of the board of an innovative, waste recycling company in Canada.

Fern Hill; Secretary/Treasurer

Since December 1999, Ms. Hill has been the secretary/treasurer of the Company.

From June 1997 to August 1999, Ms. Hill was employed as an office manager for Environmental Corp., where she ran all aspects of the office, developed company procedure manuals, set recording standard for daily tonnage and material processing. She also maintained all record keeping including human resources, bookkeeping, various government requirements and compliance.

Form January 1997 to June 1997, Ms. Hill was employed at Honda Canada as an administrator at the Customer Response Center. There she served as the liaison to the President for customer relations, handling customer inquiries and preparing correspondence for the department manager.

From January 1996 to December 1996, Ms. Hill was employed at Eli Lilly Canada, Inc. as an administrator in Customer Care, where she scheduled appointments and itineraries, organizing meetings for the Customer Care Manager. She also prepared correspondence and presentations for the Sales & Marketing Department. She was the bilingual administrator reporting to the Senior Medical Information Associate, liaising with medical professionals and the general public to address their inquiries. She prepared documents for the Medical Reference Library and facilitated in a new product launch for the Diabetes Care Team.

From 1994 to 1996, Ms. Hill was employed as an office administrator at DBS Satellite Inc., where she was responsible for all aspects of the general office administration as well as reception, accounting procedures, customer service and correspondence.

From 1990 to 1993, Ms. Hill was a manager at Regency Business Centres, where she supervised the daily office services provided to 20 companies leasing office space in the business center. She reported directly to the CEO and President. She was also responsible for presenting the facilities to prospective tenants and negotiating leases.

ITEM 10.  EXECUTIVE COMPENSATION

None  of  the  Company's  officers and/or directors  receive  any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They both have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is anticipated that Management will be compensated with stock options and/or salary, if a business combination is completed. The details of the stock options and/or salary have not yet been completed. It is expected that these details will be one of the items to be negotiated as part of the combination.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors but will be submitted to a vote of the shareholders as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of June 19, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. (Note: Theses are post-split shares as of April 24, 2000)

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     David Christensen        5,000,000     12.69%
           7900 Four Seasons Drive
           Las Vegas, NV  89129
Common     Bobby Combs              5,000,000     12.69%
           6669 Five Pennies
           Circle
           Las Vegas, NV 89129
Common     TCR Environmental Corp.  9,000,000     19.04%
           25 Toronto Street,
           Suite 300
           Toronto, Ontario,
           Canada
           M5C 2R1
Common     Total Ownership over 5%  7,500,000     19.04%
           and Officers and
           Directors

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed through their own initiative.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Report  of  Independent  Auditor, Merdinger,  Fruchter,
            Rosen, Corso, P.C., dated June 12, 2000

          Balance Sheet as of December 31, 1999.

          Statement of Operation for the year ended December 31, 1999.

          Statement  of  Stockholders' Equity for the year  ended
            December 31, 1999.

          Statement of Cash Flows for the year ended December 31, 1999.

          Notes to Financial Statements
                  INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF BACH-HAUSER, INC.:

We have audited the accompanying balance sheet of Bach-Hauser, Inc. (A Development Stage Company) as of December 31, 1999 and the related statements of operations, stockholder's equity (deficiency) and cash flows for the year then ended, and for the period from October 10, 1995 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In  our  opinion,  the financial statements referred  to  above present fairly, in all material respects, the financial position of Bach-Hauser, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years then ended, and for the period from October 10, 1995 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The December 31, 1998 financial statements of Bach-Hauser, Inc.
were  audited by other accountants whose report was dated  July
2, 1999.


                          MERDINGER,  FRUCHTER ROSEN  &  CORSO,
P.C.
                         Certified Public Accountants
New York, New York
June 21, 2000

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS




                                                            December 31,
                                                     -------------------------
                                                         1999          1998
                                                      -----------  -----------
   ASSETS
OTHER ASSETS
  Intangible Assets                                   $    4,500         $    -
                                                     -----------     ----------

TOTAL ASSETS                                          $    4,500         $    -
                                                     ===========    ===========



 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES - officers advances               $    1,075     $    1,075
                                                     -----------     ----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock,  $.001 par value;
    50,000,000 shares authorized;
    shares issued and outstanding at
    December 31, 1998 - 30,000,000 shares                      -          6,000
    December 31, 1999 - 39,000,000 shares                 10,500              -
  Deficit accumulated during the development stage       (7,075)        (7,075)
                                                     -----------     ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)               3,425        (1,075)
                                                     -----------     ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                            $    4,500         $    -
                                                     ===========     ==========



The accompanying notes are an integral part of the financial statements

                               -2-
                        BACH-HAUSER, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS

                                                                        For the
                                                                      Period from
                                                                      October 10,
                                                                         1995
                                             For the Year Ended       (inception)
                                                 December 31,             to
                                        ---------------------------   December 31,
                                            1999           1998          1999
                                        ------------   ------------   -----------
REVENUE                                       $    -          $    -        $    -

GENERAL, SELLING AND ADMINISTRATIVE                -           1,075       (7,075)
EXPENSES
                                         -----------    ------------   -----------

LOSS BEFORE TAXES                                  -         (1,075)       (7,075)

PROVISION FOR INCOME TAXES                         -               -             -
                                         -----------    ------------   -----------

NET LOSS                                      $    -      $  (1,075)     $ (7,075)
                                         ===========    ============   ===========

NET LOSS PER COMMON SHARE - basic and     $    (.00)      $    (.00)    $    (.00)
diluted
                                         ===========    ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted    36,000,000      30,000,000    31,411,765
                                         ===========    ============   ===========







The accompanying notes are an integral part of the financial statements.

                               -3-

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                        Deficit
                                                      Accumulated
                                Common Stock            During
                         --------------------------   Development
                           Shares         Amount         Stage       Total
                        ------------   ------------  ------------  ---------
Balance at January 1,
1998                      30,000,000       $   6,000  $    (6,000)       $    -

Net income (loss)                  -               -       (1,075)      (1,075)
                         -----------    ------------ -------------  -----------

Balance at December 31,
1998                      30,000,000           6,000      (7,075)       (1,075)
Stock issued for
intangibles                9,000,000           4,500            -         4,500
Net income (loss)                  -               -            -             -
                         -----------    ------------ -------------  -----------

Balance at December 31,
1999                       39,000,000     $   10,500  $    (7,075)   $    3,425
                         ===========    ============ =============  ===========




















The accompanying notes are an integral part of the financial statements.

                               -4-
                        BACH-HAUSER, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS

                                                                             For the
                                                                           Period from
                                                                           October 10,
                                                                              1995
                                                  For the Year ended       (inception)
                                                     December 31,              to
                                              --------------------------   December 31,
                                                  1999          1998          1999
                                              -------------  -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                         $    -    $   (1,075)   $  (7,075)
   Changes in Assets and Liabilities
     Increase in advances payable                        -          1,075        1,075
                                              ------------    -----------   ----------
   Net Cash (Used in) Operating                          -              -      (6,000)
Activities

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash                     -              -        6,000
                                              ------------    -----------   ----------

NET CHANGE  IN CASH AND CASH EQUIVALENTS                 -              -            -

CASH AND CASH EQUIVALENTS
     - beginning of period                               -              -            -
                                              ------------    -----------   ----------

CASH AND CASH EQUIVALENTS
     - end of period                                $    -         $    -       $    -
                                               ===========    ===========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year -
Interest paid                                       $    -         $    -       $    -
                                               ===========    ===========   ==========
Income taxes paid                                   $    -         $    -       $    -
                                               ===========    ===========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

During the year ended December 31, 1999:

     Common stock totaling 4,500,000 shares were issued to acquire the worldwide rights to TCR Environmental Corp.'s proprietary waste management /conversion system.

The accompanying notes are an integral part of the financial statements.

                               -5-
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
             DECEMBER 31, 1999 AND DECEMBER 31, 1998


 NOTE  1 -   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
 POLICIES

          Nature of Operations
                                             Bach-Hauser,  Inc.
           ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 10, 1995.

           Basis of Presentation
                The accompanying financial statements have be en prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

          Use of Estimates
                The preparation of financial statements in co nformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Intangible Assets
                      Organization costs are recorded at  cost.
           Amortization is computed using the straight-line method over five years.

          Cash and Cash Equivalents
                The Company considers all highly liquid inves tments purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
                From time to time the Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

           Organization Costs
                In accordance with American Institutes of Cer tified Public Accountants' Statement of Position 98-5 `Reporting on the Costs of Start-Up Activities', the Company expenses, as incurred, costs related to organizational and start-up activities.


                              - 6 -

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
             DECEMBER 31, 1999 AND DECEMBER 31, 1998

 NOTE 1 -  DESCRIPTION  OF BUSINESS AND SIGNIFICANT  ACCOUNTING
           POLICIES (Continued)

           Income Taxes
                Income taxes are provided for based on the li ability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

           Long-Lived Assets
                Long-lived assets and certain identifiable in tangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell.

           Loss Per Share
           During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all diluted potential common shares outstanding during the period. The computation of Diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

                On  April 24, 2000, the Company effected a 2  f
           or  1  stock split.  All share and per share amounts
           presented   in   the   financial   statements   give
           retroactive effect to this stock split.

           Comprehensive Income

           In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999 and 1998, and for the period from October 10, 1995 (inception) to December 31, 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

           Impact of Year 2000 Issue
           As of December 31, 1999, the Company does not have any computer systems or customers and suppliers.
           Therefore, the issue of the year 2000 has no effect on the Company's current activities.

                              - 7 -
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
             DECEMBER 31, 1999 AND DECEMBER 31, 1998

NOTE 2 -      RELATED PARTY TRANSACTIONS

           The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a business opportunity becomes available for the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 3 -   INCOME TAXES

           The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                              For the
                                                            Period from
                                                            October 10,
                                                               1995
                                                            (inception)
                                      December 31,              to
                                 -----------------------    December 31,
                                    1999          1998         1999
                                 -----------  -----------   ----------
        Federal Income Tax Rate      34.00 %       34.00 %     34.00  %
        Effect of Valuation
        Allowance                   (34.00)%      (34.00)%    (34.00) %
                                  ----------    ----------   ----------
        Effective Income Tax
        Rate                          0.00 %        0.00 %      0.00  %
                                  ==========    ==========   ==========

           Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                              - 8 -
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
             DECEMBER 31, 1999 AND DECEMBER 31, 1998

NOTE 3 -   INCOME TAXES (Continued)

                                                             For the
                                                           Period from
                                                           October 10,
                                                               1995
                                                           (inception)
                                     December 31,              to
                                -----------------------    December 31,
                                    1999         1998          1999
                                -----------   ----------   -----------
       Net operating loss        $    2,406    $    2,406    $    2,406
       carry forward
       Valuation allowance          (2,406)       (2,406)       (2,406)
                                -----------   -----------   -----------
       Net deferred tax asset        $    -        $    -        $    -
                                ===========   ===========   ===========

           At December 31, 1999 and 1998, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine whether that asset is realizable. The net change in the valuation allowance for the years ended December 31, 1999 and 1998 increased by $-0- and $366, respectively. Net operating loss carryforwards expire in various amounts in 2015 and 2019.

NOTE 4 -  INTANGIBLE ASSETS

          Intangible assets consist of property rights which will be amortized over an estimated useful life of ten years.

NOTE 5 -  STOCKHOLDERS' EQUITY

          Year 1999 Forward Stock Split
          On April 29, 1999, the Board of the Company authorized an amendment to the Company's Articles of Incorporation approving a forward stock split of the outstanding shares of the Common Stock on the basis of two-and-a-half new shares of Common Stock for each share of outstanding Common Stock. The Amendment was approved at the Special Meeting of the Board of Directors held on April 29, 1999. This action did not change the par value of the common Stock of $.001 per share or the number of authorized shares of the Common Stock from 50,000,000.

          Recent Issuances of Common Stock
          On April 29, 1999, the Board of Directors approved the issuance of 4,500,000 shares to purchase the worldwide
          (excluding Canada) rights to TCR Environmental Corp.'s proprietary waste management/conversion system.


                              - 9 -
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
             DECEMBER 31, 1999 AND DECEMBER 31, 1998




NOTE 6 -   SUBSEQUENT EVENTS

           Legal Consulting Plans
           On May 1, 2000 and May 10, 2000, the Board of Directors adopted resolutions to issue 400,000 shares of common stock as partial payments for legal services rendered to the Corporation. The stock will be issued pursuant to the filing of Form S-8 with the Securities and Exchange Commission.

           Stock Split
           On April 24, 2000, the Board of Directors authorized a 2 for 1 stock split.














                              -10-

EXHIBITS

          27 - Financial Data Schedule

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bach-Hauser, Inc.



                           By:/s/ Peter Preston
                              Peter Preston, President



                           Date: June 26, 2000