Form 10QSB
period 2000-03-31
BACH-HAUSER INC
filed 2000-06-26
CIK 1091395

3


               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH  31,
2000.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For     the    transition    period    from    ________________to
___________________

                Commission File Number: 000-26953

                        BACH-HAUSER, INC.
     (Exact name of Registrant as specified in its Charter)

     Nevada                               88-0390697
(State or other jurisdiction of    (I.R.S. Employer
Identification No.)
incorporation or organization)

       3675 Pecos-McLeod, Suite 1400, Las Vegas, NV 89121
            (Address of principal executive offices)

                         (702) 866-2500
                 (Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes       No X

As of March 31, 2000, 19,500,000 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

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

The  Board  of  Directors has elected to begin  implementing  the
Company's  principal   business  purpose,  described  below.  The
Company is still in its development stage and has not generated any revenues.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 5.   OTHER INFORMATION

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            March 31, 2000.

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
                   BALANCE SHEETS (UNAUDITED)





                                                March 31     December 31,
                                             --------------- ------------
  ASSETS                                          2000           1999
                                             --------------- ------------
OTHER ASSETS
  Intangible Assets                                $  4,500      $   4,500
                                             --------------   ------------

TOTAL ASSETS                                       $  4,500      $   4,500
                                                ===========    ===========



  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - officers advances            $  1,075      $   1,075
                                             --------------   ------------

STOCKHOLDERS' EQUITY
  Common stock,  $.001 par value;
    50,000,000 shares authorized;
    shares issued and outstanding at
    December 31, 1999 - 39,000,000 shares                 -         10,500
    March 31, 2000 - 39,000,000 shares               10,500              -
  Deficit accumulated during the
development stage                                   (7,075)        (7,075)
                                             --------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                       3,425          3,425
                                             --------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             $  4,500       $  4,500
                                                ===========    ===========








The accompanying notes are an integral part of the financial statements

                               -1-

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
              STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        For the
                                                                      Period from
                                                                      October 10,
                                                                          1995
                                                                      (inception)
                                          For the Three Months Ended    to March
                                                   March 31,              31,
                                         ---------------------------   ---------
                                              2000           1999         2000
                                          ------------  ------------- -----------
                                                     -                          -
REVENUE                                            $ -         $    -      $    -

GENERAL, SELLING AND ADMINISTRATIVE                  -              -       7,075
EXPENSES
                                          ------------  ------------- -----------
                                                     -                          -
LOSS BEFORE TAXES                                    -              -     (7,075)

PROVISION FOR INCOME TAXES                           -              -           -
                                          ------------  ------------- -----------
                                                     -                          -
NET LOSS                                           $ -         $    - $   (7,075)
                                           ===========    =========== ===========

NET LOSS PER COMMON SHARE - basic and          $ (.00)     $    (.00)  $    (.00)
diluted
                                           ===========    =========== ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted      39,000,000     30,000,000  31,833,333
                                           ===========    =========== ===========








The accompanying notes are an integral part of the financial statements.

                               -2-
                        BACH-HAUSER, INC.
                  (A Development Stage Company)
          STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                         Deficit
                                                       Accumulated
                                     Common Stock         During
                            -------------------------  Development
                               Shares       Amount        Stage         Total
                           -----------   ------------  ------------ ------------
Balance at December 31,      30,000,000    $    6,000       (6,000)            -
1995

Net income (loss)                    -              -             -            -
                           -----------   ------------  ------------ ------------

Balance at December 31,      30,000,000         6,000       (6,000)            -
1996

Net income (loss)                     -             -             -            -
                           -----------   ------------  ------------ ------------

Balance at December 31,      30,000,000         6,000       (6,000)            -
1997

Net income (loss)                     -             -       (1,075)      (1,075)
                           -----------   ------------  ------------ ------------

Balance at December 31,      30,000,000         6,000       (7,075)      (1,075)
1998

Stock issued for              9,000,000         4,500             -        4,500
intangibles

Net income (loss)                    -              -             -            -
                           -----------   ------------  ------------ ------------

Balance at December 31,      39,000,000        10,500       (7,075)        3,425
1999

Net loss                             -              -             -            -
                           -----------   ------------  ------------ ------------

Balance at March 31, 2000    39,000,000   $    10,500  $    (7,075)   $    3,425
                            ===========   ===========   ===========  ===========

The accompanying notes are an integral part of the financial statements.
                               -3-

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
              STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    For the
                                                                  Period from
                                                                  October 10,
                                               For the three months ended      1995
                                                        March 31,           (inception)
                                                                      to
                                               --------------------------    March 31,
                                                    2000          1999         2000
                                               ------------   ------------- ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                          $    -         $    -    $ (7,075)
   Changes in Assets and Liabilities
     Increase in advances payable                         -              -        1,075
                                               ------------   ------------ ------------
   Net Cash Used in Operating                             -              -      (6,000)
Activities

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash                      -              -        6,000
                                               ------------   ------------ ------------

NET CHANGE  IN CASH AND CASH                              -              -            -
EQUIVALENTS

CASH AND CASH EQUIVALENTS
     - beginning of period                                -              -            -
                                               ------------   ------------ ------------

CASH AND CASH EQUIVALENTS
     - end of period                                 $    -         $    -       $    -
                                               ============   ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year -
Interest paid                                        $    -         $    -       $    -
                                               ============   ============ ============
Income taxes paid                                    $    -         $    -       $    -
                                               ============   ============ ============

The accompanying notes are an integral part of the financial statements.

                               -4-
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND MARCH 31, 1999

 NOTE  1 -   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
 POLICIES

      a)    Nature of Operations
                                             Bach-Hauser,  Inc.
           ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 10, 1995.

       b)  Basis of Presentation
                The accompanying financial statements have be en prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      c)    Earnings Per Share
                The  computation of primary earnings per  share
           is   based   on  the  weighted  average  number   of
           outstanding common shares during the period.

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

                              - 5 -
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND MARCH 31, 1999

NOTE 3 -   INCOME TAXES

   The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                         For the
                                                       Period from
                                                       October 10,
                                                           1995
                                                       (inception)
                                  March 31,            to March 31,
                          --------------------------   ------------
                              2000          1999           2000
                         -------------  ------------   ------------
Federal Income Tax Rate        34.00 %        34.00 %      34.00  %
Effect of Valuation
Allowance                     (34.00)%       (34.00)%     (34.00) %
                         -------------   ------------  ------------
Effective Income Tax
Rate                            0.00 %         0.00 %       0.00  %
                            ==========     ==========    ==========

   Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                             For the
                                                           Period from
                                                           October 10,
                                                              1995
                                                           (inception)
                                     March 31,             to March 31,
                             --------------------------   -------------
                                2000           1999           2000
                            ------------   -------------  -------------
   Net operating loss carry
   forward                     $    2,406     $    2,406     $    2,406
   Valuation allowance            (2,406)        (2,406)        (2,406)
                             ------------  -------------  -------------
   Net deferred tax asset          $    -         $    -         $    -
                               ==========     ==========     ==========

           At March 31, 2000, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine whether that asset is realizable. The net change in the valuation allowance for the three months ended March 31, 2000 and 1999 increased by $-0- and $-0-, respectively. Net operating loss carryforwards expire in various amounts in 2015 and 2020.

                               -6-

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND MARCH 31, 1999



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

           Stock Split
           On April 24, 2000, the Board of Directors authorized a 2 for 1 stock split.

                               -7-

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation are attached to the Company's amended Form 10-SB, filed on August 13, 1999. These exhibits are incorporated by reference to that Form.

b) The exhibits, consisting of the Company's Bylaws are attached to the Company's amended Form 10-SB, filed on August 13, 1999. These exhibits are incorporated by reference to that Form.

c) The report on Form 8-K regarding the resignations of the officers and directors, filed on June 22, 2000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 16, 2000

BACH-HAUSER, INC.


By:/s/ Peter Preston
Peter Preston
President