Form 10QSB
period 1999-09-30
BACH-HAUSER INC
filed 2000-06-27
CIK 1091395

4


               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
1999.

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

As of September 30, 1999, 19,500,000 shares of the issuer's common stock were outstanding.

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

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10Q-SB.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            September 30, 1999.
                        BACH-HAUSER, INC.
                  (A Development Stage Company)
                   BALANCE SHEETS (UNAUDITED)





                                                  September 30   December 31,
                                                  -------------  ------------
                                                      1999           1998
   ASSETS                                         ------------   ------------
OTHER ASSETS
  Intangible assets                                 $    4,500         $    -
                                                  ------------   ------------

TOTAL ASSETS                                        $    4,500         $    -
                                                  ============    ===========



  LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

CURRENT LIABILITIES - officers advances             $    1,075     $    1,075
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock,  $.001 par value;
    50,000,000 shares authorized;
    shares issued and outstanding at
    December 31, 1998 - 30,000,000 shares                    -          6,000
    September 30, 1999 - 39,000,000 shares              10,500              -
  Deficit accumulated during the development
stage                                                  (7,075)        (7,075)
                                                  ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)             3,425        (1,075)
                                                  ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                          $    4,500         $    -
                                                  ============    ===========


The accompanying notes are an integral part of the financial statements

                               -1-
                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                 For the
                                                                                               Period from
                                                                                               October 10,
                                                                                                   1995
                                                                                                (inception)
                                               For the Nine Months     For the Three Months         to
                                                      Ended                   Ended              September
                                                  September 30,           September 30,             30,
                                             -----------------------  -----------------------   -----------
                                                1999        1998         1999         1998         1999
                                            ----------  ------------  ------------ ----------   -----------
REVENUE                                         $    -             -        $    -     $    -        $    -

GENERAL, SELLING AND ADMINISTRATIVE
EXPENSES                                             -         1,075             -        725         7,075
                                            ----------  ---- -------  ------------  ---------   -----------

LOSS BEFORE TAXES                                    -       (1,075)             -      (725)       (7,075)

PROVISION FOR INCOME TAXES                           -             -             -          -             -
                                            ----------  -- ---------  ------------  ---------   -----------

NET LOSS                                        $    -  $    (1,075)        $    - $    (725)  $    (7,075)
                                            ==========   ===========   =========== ==========   ===========

NET LOSS PER COMMON SHARE - basic and
diluted                                     $    (.00)    $    (.00)    $    (.00) $    (.00)    $    (.00)
                                            ==========   ===========   =========== ==========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted      35,000,000    30,000,000    39,000,000 30,000,000    30,937,500
                                            ==========   ===========   =========== ==========   ===========

The accompanying notes are an integral part of the financial statements.

                                       -2-

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

                                                        Deficit
                                                      Accumulated
                                 Common Stock            During
                         ---------------------------- Development
                             Shares         Amount       Stage        Total
                         -------------  ------------- ------------ -----------
Balance at December 31,
1995                        30,000,000     $    6,000 $    (6,000)       $    -

Net income (loss)                    -              -            -            -
                         -------------  ------------- ------------ ------------

Balance at December 31,
1996                        30,000,000          6,000      (6,000)            -

Net income (loss)                    -              -            -            -
                         -------------  ------------- ------------ ------------

Balance at December 31,
1997                        30,000,000          6,000      (6,000)            -

Net income (loss)                    -              -      (1,075)      (1,075)
                         -------------  ------------- ------------ ------------

Balance at December 31,
1998                        30,000,000          6,000      (7,075)      (1,075)

Stock issued for
intangibles                  9,000,000          4,500            -        4,500

Net income (loss)                    -              -            -            -
                         -------------  ------------- ------------ ------------

Balance at September 30,
1999                        39,000,000    $    10,500   $  (7,075)   $    3,425
                          ============   ============  ===========  ===========

The accompanying notes are an integral part of the financial statements.

                               -3-

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
              STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          For the
                                                                           Period from
                                                                              October
                                                                             10, 1995
                                               For the nine months ended  (inception)
                                                     September 30,             to
                                               --------------------------  September 30,
                                                   1999          1998          1999
                                               ------------  ------------- ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                          $    -   $    (1,075) $    (7,075)
   Changes in Assets and Liabilities
     Increase in advances payable                         -          1,075        1,075
                                               ------------  ------------- ------------
   Net Cash Used in Operating Activities                  -              -       6,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash                      -              -       6,000
                                               ------------  ------------- ------------

NET CHANGE  IN CASH AND CASH EQUIVALENTS                  -              -           -

CASH AND CASH EQUIVALENTS
     - beginning of period                                -              -           -
                                               ------------  ------------- ------------

CASH AND CASH EQUIVALENTS
     - end of period                                 $    -         $    -      $    -
                                               ============   ============ ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year -
Interest paid                                        $    -         $    -      $    -
                                               ============   ============ ===========
Income taxes paid                                    $    -         $    -      $    -
                                               ============   ============ ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

During the nine months ended September 30, 1999:

     Common stock totaling 4,500,000 shares were issued to acquire the worldwide rights to TCR Environmental Corp.'s proprietary waste management /conversion system.

The accompanying notes are an integral part of the financial statements.

                               -4-
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
            SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998




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


                              - 5 -
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
            SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998




NOTE 3 -   INCOME TAXES

           The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                            For the
                                                          Period from
                                                          October 10,
                                                             1995
                                                          (inception)
                                    September 30,             to
                               ------------------------   September 30,
                                  1999          1998         1999
                               -----------   -----------  ------------
Federal Income Tax Rate            34.00 %       34.00 %      34.00  %
Effect of Valuation Allowance     (34.00)%      (34.00)%     (34.00) %
                               -----------   -----------  ------------
Effective Income Tax Rate           0.00 %        0.00 %        0.00 %
                               ===========   ===========    ==========

           Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     For the
                                                                   Period from
                                                                   October 10,
                                                                      1995
                                                                   (inception)
                                            September 30,              to
                                       ------------------------   September 30,
                                           1999         1998          1999
                                       -----------   -----------  ------------
                Net operating loss
                carry forward            $    2,406   $    2,406     $    2,406
                Valuation allowance         (2,406)      (2,406)        (2,406)
                                        -----------  -----------   ------------
                Net deferred tax asset       $    -       $    -         $    -
                                        ===========  ===========     ==========

           At September 30, 1999, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine whether that asset is realizable. The net change in the valuation allowance for the nine months ended September 30, 1999 and 1998 increased by $-0- and $365, respectively. Net operating loss carryforwards expire in various amounts in 2015 and 2019.


                               -6-

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
            SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998



NOTE 4 -  INTANGIBLE ASSETS

          Intangible assets consist of property rights which will be amortized over an estimated useful life of ten years.

NOTE 5 -  STOCKHOLDERS' EQUITY (DEFICIENCY)

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


By:
Peter Preston
President