Form 10QSB
period 2000-06-30
BACH-HAUSER INC
filed 2000-08-21
CIK 1091395

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

                         (702) 650-5660
                 (Registrant's telephone number)

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

As of June 30, 2000, there were 39,400,000 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            June 30, 2000.
                        BACH-HAUSER, INC.
                  (A Development Stage Company)
                   BALANCE SHEETS (UNAUDITED)

                                                     June 30,  December 31,
  ASSETS                                             2000          1999
OTHER ASSETS
  Intangible Assets                                  $4,500        $4,500
                                                    -------        ------
TOTAL ASSETS                                         $4,500         $4,500
                                                    =======         ======



  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - officers advances              $1,075        $1,075
                                                    -------        -------

STOCKHOLDERS' EQUITY
 Common stock,  $.001 par value;
  50,000,000 shares authorized;
  shares issued and outstanding at
  June 30, 2000 - 39,400,000 shares
  December 31, 1999 - 39,000,000 shares              39,400        10,500
 Additional paid in capital                         102,100             -
 Deficit accumulated during the development        (138,075        (7,075)
stage                                                     )
                                                   --------      --------
                                                          -
   TOTAL STOCKHOLDERS' EQUITY                         3,425         3,425
                                                   --------       --------
                                                          -
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $4,500         $4,500
                                                   ========       ========


The accompanying notes are an integral part of the financial statements

                               -1-

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
              STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                       For the
                                                                        Period
                                                                         from
                                                                       October
                                          For the Six For the Three    10, 1995
                                         Months Ended Months Ended    (inception
                                           June 30,     June 30,         ) to
                                                                       June 30,
                                             2000         2000           2000
REVENUE                                          $-              $-           $-

GENERAL, SELLING AND ADMINISTRATIVE         131,000         131,000      138,075
EXPENSES
                                           --------       ---------     --------
LOSS BEFORE TAXES                         (131,000)       (131,000)    (138,075)

PROVISION FOR INCOME TAXES                        -               -            -
                                           --------      ----------     --------
NET LOSS                                 $(131,000)      $(131,000)   $(138,075)
                                         ==========       ==========   ==========
NET LOSS PER COMMON SHARE - basic and        $(.00)          $(.00)       $(.00)
diluted
                                         ==========      ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and diluted   39,124,176      39,248,352   32,574,840
                                         ==========      ==========   ==========

The accompanying notes are an integral part of the financial statements.

                               -2-

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                Deficit
                                                                              Accumulated
                                                                 Additional      During
                                           Common Stock           Paid in     Development
                                       Shares        Amount       Capital        Stage        Total

Balance at December 31, 1995           30,000,000        $6,000            $-     $(6,000)            $-

Net income (loss)                               -             -             -            -             -
                                       ----------      --------    ----------    ---------    ----------
Balance at December 31, 1996           30,000,000         6,000             -      (6,000)             -

Net income (loss)                               -             -             -            -             -
                                       ----------      --------    ----------    ---------    ----------
Balance at December 31, 1997           30,000,000         6,000             -      (6,000)             -

Net income (loss)                               -             -             -      (1,075)       (1,075)
                                       ----------      --------    ----------    ---------    ----------
Balance at December 31, 1998           30,000,000         6,000             -      (7,075)       (1,075)

Stock issued for intangibles            9,000,000         4,500             -            -         4,500

Net income (loss)                               -             -             -            -             -
                                       ----------      --------    ----------    ---------    ----------
Balance at December 31, 1999           39,000,000        10,500             -      (7,075)         3,425

Issuance of shares for services,          200,000           200        55,800            -        56,000
May 1
Issuance of shares for services,          200,000           200        74,800            -        75,000
May 10
Adjustment to par value                         -        28,500      (28,500)            -             -

Net loss                                        -             -             -    (131,000)     (131,000)
                                       ----------      --------    ----------    ---------    ----------
Balance at June 30, 2000               39,400,000       $39,400      $102,100   $(138,075)        $3,425
                                       ==========      ========    ==========   ==========    ==========




The accompanying notes are an integral part of the financial statements.

                                       -3-


                        BACH-HAUSER, INC.
                  (A Development Stage Company)
              STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the
                                                              Period from
                                                              October 10,
                                                                 1995
                                                              (inception)
                                         For the six months       to
                                                ended          June 30,
                                              June 30,
                                                2000             2000
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                     $(131,000)       $(138,075)
  Common stock issued for services                131,000          131,000
  Changes in Assets and Liabilities                     -
   Increase in advances payable                         -            1,075
                                                ---------         --------
  Net Cash Used in Operating Activities                 -          (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock for cash                     -            6,000
                                                ---------         --------
NET CHANGE  IN CASH AND CASH EQUIVALENTS                -                -

CASH AND CASH EQUIVALENTS
   - beginning of period                                -                -
                                                ---------         --------
CASH AND CASH EQUIVALENTS
   - end of period                                     $-               $-
                                                =========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
Interest paid                                          $-               $-
                                                =========         ========
Income taxes paid                                      $-               $-
                                                =========         ========

The accompanying notes are an integral part of the financial statements.

                               -4-
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000

 NOTE  1  -  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
 POLICIES

           a) Nature of Operations
           Bach-Hauser, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 10, 1995.

           b) Basis of Presentation
           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

           c) Earnings Per Share
           The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period.

           d) Unaudited Financial Information
           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2000 and the results of its operations and cash flows for the six and three months ended June 30, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY

           During May 2000, the Company issued 400,000 shares of common stock, valued at $131,000, as payment for legal services.
                              - 5 -


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

Under the terms of the agreement, the Company will be granted the exclusive license to distribute, use and sell the products throughout the world, with the exception of Canada, and to use the information and knowledge of TCR in conjunction with the products. The agreement also grants the Company the exclusive rights to use and exploit the information and knowledge in the distribution of the products. The agreement is to remain in full force and effect for a period of 25 years, with an option to extend the term for a period of 25 years. As consideration for the license, the Company issued 4,500,000 shares of its common stock to TCR.

The Company was unable to raise sufficient funding to pursue that objective, and therefore abandoned its amended business plan and continued to be a developmental stage company. TCR, however, retains its common stock and Bach-Hauser retained its licensing rights.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Board of Directors has elected to begin implementing the Company's principal business purpose, described under "Item 2, Plan of Operation" (incorporated by reference to the amended Form 10-SB, filed on August 13, 1999). As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

                           Competition

The Company is one of many participants which engage consult with mining operations and small mining companies. There are many established consulting companies and which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

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

Reports on Form 8-K:  None

27   Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 21, 2000

BACH-HAUSER, INC.


By: /s/ Peter Preston
Peter Preston
President