Form 10QSB
period 2000-09-30
BACH-HAUSER INC
filed 2000-11-15
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2000.

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

                 2080 E. Flamingo Rd., Suite 112
                      Las Vegas, NV  89119
            (Address of principal executive offices)

                         (702) 650-5660
                 (Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 2000, there were 57,850,000 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Unaudited Financial Statements for the Period September 30, 2000.


                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (UNAUDITED)





                                                   September 30,   December 31,
  ASSETS                                                2000           1999
 OTHER ASSETS
  Intangible Assets                                  $    4,500      $    4,500
                                                     ----------      ----------
 TOTAL ASSETS                                        $    4,500      $    4,500
                                                     ==========      ==========
                                                              =



  LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES - officers advances             $    1,075      $    1,075
                                                     ----------      ----------

 STOCKHOLDERS' EQUITY
   Common stock,  $.001 par value;
     250,000,000 shares authorized;
     shares issued and outstanding at
     September 30, 2000 - 57,850,000 shares
     December 31, 1999 - 39,000,000 shares               57,850          10,500
   Additional paid in capital                         6,926,650               -
   Deficit accumulated during the development       (6,981,075)         (7,075)
                                                    -----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                          3,425           3,425
                                                     ----------      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    4,500      $    4,500
                                                     ==========      ==========







The accompanying notes are an integral part of the financial statements

                                       -1-

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                               For the
                                                                                             October 10,
                                                                                                1995
                                                                                             (inception)
                                      For the Three Months Ended  For the Nine Months Ended      to
                                             September 30,             September 30,        September 30,
                                           2000          1999        2000          1999         2000
REVENUE                                     $     -      $     -       $     -      $     -       $     -

GENERAL, SELLING AND
ADMINISTRATIVE EXPENSES                   6,974,000         (12)     6,843,000           36     6,981,075
                                       ------------  ----------- -------------  ----------- -------------
LOSS BEFORE TAXES                       (6,974,000)         (12)   (6,843,000)         (36)   (6,981,075)

PROVISION FOR INCOME TAXES                        -            -             -            -             -
                                       ------------  ----------- -------------  ----------- -------------
NET LOSS                               $(6,974,000)     $   (12) $ (6,843,000)      $  (36) $ (6,981,075)
                                       ============  =========== =============  =========== =============
NET LOSS PER COMMON SHARE -
basic and diluted                        $  (  .17)    $ (  .01)    $ (   .16)    $ (  .01)    $ (   .21)
                                       ============  =========== =============  =========== =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - basic and
diluted                                  40,330,292   15,000,000    42,716,304   15,000,000    32,781,232
                                       ============  =========== =============  =========== =============



The accompanying notes are an integral part of the financial statements.

                                       -2-
                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                   Deficit
                                                                                 Accumulated
                                                                 Additional        During
                                                 Common Stock       Paid in      Development
                                           Shares       Amount     Capital          Stage        Total
Balance at December 31, 1995             30,000,000        $ 000        $     -    $ (6,000)        $     -

Net income (loss)                                 -            -              -            -              -
                                        -----------     --------      ---------   ----------      ---------
Balance at December 31, 1996             30,000,000        6,000              -      (6,000)              -

Net income (loss)                                 -            -              -            -              -
                                        -----------     --------      ---------   ----------      ---------
Balance at December 31, 1997             30,000,000        6,000              -      (6,000)              -

Net income (loss)                                 -            -              -      (1,075)        (1,075)
                                        -----------     --------      ---------   ----------      ---------
Balance at December 31, 1998             30,000,000        6,000              -      (7,075)        (1,075)

Stock issued for intangibles              9,000,000        4,500              -            -          4,500

Net income (loss)                                 -            -              -            -              -
                                        -----------     --------      ---------   ----------      ---------
Balance at December 31, 1999                              10,500              -      (7,075)          3,425
                                         39,000,000

Issuance of shares for services, May        200,000          200         55,800            -         56,000
1
Issuance of shares for services, May        200,000          200         74,800            -         75,000
10
Adjustment to par value                           -       28,500       (28,500)            -              -
Issuance of shares for services,          1,050,000        1,050        229,950            -        231,000
Sept. 1
Issuance of shares for services,            800,000        8,000        303,200            -        304,000
Sept. 12
Issuance of shares for services,         16,000,000       16,000      6,064,000            -      6,080,000
Sept. 15
Issuance of shares for services,            600,000          600        227,400            -        228,000
Sept. 27

Net loss                                          -            -              -  (6,974,000)    (6,843,000)
                                        -----------     --------      ---------   ----------      ---------
Balance at September 30, 2000           57,850,000      $ 57,850     $6,926,650  $(6,981,075)       $ 3,425
                                        ===========     ========     ==========  ============      =========



The accompanying notes are an integral part of the financial statements.

                                       -3-


                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                For the Period
                                                                                 from October
                                                                                   10, 1995
                                                                                  (inception)
                                                  For the nine months ended           To
                                                        September 30,            September 30,
                                                    2000            1999             2000
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                     $ (6,974,000)       $    (36)       $(6,981,075)
   Common stock issued for services                 6,974,000               -        (6,974,000)
   Changes in Assets and Liabilities                        -              36
     Increase in advances payable                           -               -              1,075
                                                 ------------    ------------       ------------
   Net Cash Used in Operating Activities                    -               -            (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash                        -               -              6,000
                                                 ------------    ------------       ------------
NET CHANGE  IN CASH AND CASH EQUIVALENTS                    -               -                  -

CASH AND CASH EQUIVALENTS
     - beginning of period                                  -               -                  -
                                                 ------------    ------------       ------------
CASH AND CASH EQUIVALENTS
     - end of period                                  $     -         $     -            $     -
                                                 ============    ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year -
Interest paid                                         $     -         $     -            $     -
                                                 ============    ============       ============
Income taxes paid                                     $     -         $     -            $     -
                                                 ============    ============       ============







The accompanying notes are an integral part of the financial statements.

                                       -4-
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000

 NOTE  1  -  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
 POLICIES

        a)Nature of Operations
           Bach-Hauser, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 10, 1995.

        b)Basis of Presentation
           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        c)Earnings Per Share
           The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period.

        d)Unaudited Financial Information
           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2000 and the results of its operations and cash flows for the nine and three months ended September 30, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY

           During May 2000, the Company issued 400,000 shares of common stock, valued at $131,000, as payment for legal services.

           During September 2000, the Company issued 18,450,000 shares of commons stock, valued at $6,843,000, as payment for services.

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

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On or about September 10, 2000, TCR instituted an action against the Company and the President, Peter Preston, in the Ontario Superior Court of Justice to remove the stop order placed on the shares owned by TCR through the licensing agreement. The stop order was placed on those shares because the Company had not received what was negotiated in the licensing agreement.

The Company subsequently settled this matter on October 11, 2000. Under the terms of the settlement, the Company agreed to remove the stop order placed on 1,563,500 free trading shares sold by TCR during the month of August 2000. TCR was allowed to sell up to 1 million free trading shares of the Company's common stock. The licensing agreement entered into on July 27, 1999 shall continue in full force and effect without amendment.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 14, 2000, the Company filed a Certificate of Change pursuant to NRS 78.207 and 78.209 increasing the Company's authorized common stock from 50,000,000 shares to 100,000,000 shares. This increase corresponds with the 2:1 forward split adopted by the Board of Directors on April 24, 2000.

                        Subsequent Events

On   October  25,  2000,  the  Company  filed  a  Certificate  of
Correction to correct the authorized number of shares to 250,000,000 shares of common stock at $0.001 par value per share. This corrected number of authorized shares reflects the 2.5:1 forward split which had occurred in April 1999.

On October 31, 2000, the Board of Directors of the Company appointed Clayton Kass as an additional member of the Board of Directors and as the Vice-President of the Company, effective immediately.

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

Dated: November 14, 2000

BACH-HAUSER, INC.


By: /s/ Peter Preston
Peter Preston
President