Form 10KSB
period 2000-12-31
BACH-HAUSER INC
filed 2001-04-24
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-26953






                        BACH-HAUSER, INC.
     (Exact name of registrant as specified in its charter)



Nevada                                            88-0390697
(State of organization) (I.R.S. Employer Identification No.)

1221 W. Pacific Coast Hwy., #329, Newport Beach, CA 92663
(Address of principal executive offices)

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

As of April 23, 2001, the registrant had 96,210,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of April 23, 2001: $481,050.

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's amended Form 10-SB/A, filed on August 13, 1999, and the exhibits attached thereto, are incorporated by reference.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Bach-Hauser, Inc. (the "Company") is a Nevada corporation formed on October 10, 1995. Its principal place of business is located at 1221 W. Pacific Coast Hwy., #329, Newport Beach, CA 92663. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

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

The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Plan of Operation". The Company is still in its development stage and has not generated any revenues.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from one of its directors, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between the directors and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Wednesday, December 20, 2000, the Company held its annual meeting to elect the officers and directors. The as set forth in the proxy, the nominees were as follows: Peter L. Preston, Clayton Kass, and Fern Hill. Due to a lack of a quorum present, the meeting was adjourned, until such a date and time as yet to be determined by the Board of Directors. The current directors shall serve until such time has been determined in order to elect new directors or until their successors are duly elected and qualified.

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
            Qtr. Ended        Low/Bid    High/Ask
            June 30, 1999     6.25       6.25
            September 30,     5.50       7.00
            1999
            December 31,      0.19       0.37
            1999
            March 31, 2000    0.22       0.32
            June 30, 2000     0.38       0.41
            September 30,     0.37       0.42
            2000
            December 31,      0.06       0.08
            2000

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

                      Current Developments



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

Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position
Peter L. Preston         66     President/Director
1561 #3 Hwy
Cayuga, Ontario  Canada
N0A 1E0

Clayton Kass             55     Vice-President/Director
1221 W. Coast Hwy. #329
Newport Beach, CA 92663

Fern Hill                49     Secretary/Treasurer/Director
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

Clayton H. Kass; Vice President and Director

Since October 2000, Mr. Kass has been Vice President and Director of the Company.

Mr. Kass brings to the Company over 25 years experience in results-oriented R&D with problem solving experience in both research, development, Engineer/Build and Manufacturing. He has experience in organizing, managing and implementing technical projects. He has developed processes and resolved problems in the following areas: Nuclear Waste, Waste to Energy, Hazardous Material, Wind Power, Water Based Cleaning Systems, Cement Plants, and Landfill Cleanups. During his work in research, he gained practical experience in designing, scaling-up and constructing processes and interfacing them to computer based data acquisition and control systems.

From 1999 to present, Mr. Kass was an Environmental Consultant for various companies, including Thermoteck of Burlington, Iowa, and Soluteck of Burlington, Ontario, Canada. He serves as an environmental engineer and designs equipment for these companies.

From 1996 to 1999, Mr. Kass was the Vice President and Partner of Environmental Solutions & Technologies, Inc. where he headed up all research and development of the following projects:
Destructive Distillation MSW Waste to Revenue Technology, NuCon Nuclear concentration System, Skin Sense Nuclear Containment System and MedScan Medical Monitoring System. Mr. Kass also obtained laser experience in the operation, maintenance and design of standard Optical layouts during his tenure with this company.

From 1992 to 1996, Mr. Kass was the President of Envir-O-Clean. Mr. Kass was responsible for the day to day activities of the company. Envir-O-Clean started water based equipment manufacture, designed and built water based cleaning systems for the automotive industry, designed and set up a manufacturing plant in Orange County, California, and fixed or worked on numerous environmental remediation technologies.

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

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of April 23, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     TCR Environmental Corp.  5,592,000     5.81%
           25 Toronto Street,
           Suite 300
           Toronto, Ontario,
           Canada
           M5C 2R1
Common     Total Ownership over 5%  5,592,000     5.81%

Beneficial Ownership of Officers and Directors:

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     Gordon A. Carlesss (1)   200,000       0.21%
           1 Willow Dr.
           Aylmer, Ontario Canada
           N5H 3A8
Common     Total Ownership of       200,000       0.21%
           officers and directors
           (1 individual)

(1) Fern Hill, the secretary, treasurer and director, is the wife of Gordon A. Carless.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There  are  no  relationships  or  related  transactions  to   be
reported.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Report  of  Independent  Auditor, Merdinger,  Fruchter,
            Rosen, Corso, P.C., dated March 31, 2001

          Balance Sheet as of December 31, 2000.

          Statement of Operation for the year ended December 31, 2000 and 1999.

          Statement  of  Stockholders' Equity for the year  ended
            December 31, 2000

          Statement of Cash Flows for the year ended December 31, 2000 and 1999.

          Notes to Financial Statements

                             BACH-HAUSER, INC.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS








                                 CONTENTS


                                                               PAGE

INDEPENDENT AUDITORS' REPORT                                    1

BALANCE SHEETS                                                  2

STATEMENTS OF OPERATIONS                                        3

STATEMENT OF STOCKHOLDERS' EQUITY                               4

STATEMENTS OF CASH FLOWS                                        5

NOTES TO FINANCIAL STATEMENTS                                  6-9










                       INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF BACH-HAUSER, INC.:

We have audited the accompanying balance sheets of Bach-Hauser, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from October 10, 1995 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bach-Hauser, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, and for the period from October 10, 1995 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

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


                         MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                         Certified Public Accountants
New York, New York
March 30, 2001

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                         December 31,
                      ASSETS                          2000          1999
   OTHER ASSETS
     Intangible Assets                                $   4,500    $   4,500
                                                    -----------  -----------
   TOTAL ASSETS                                       $   4,500    $   4,500
                                                    ===========  ===========



       LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES - officers advances            $   1,075    $   1,075
                                                    -----------  -----------

   STOCKHOLDERS' EQUITY :
     Common stock,  $.001 par value;
      50,000,000 shares authorized; 94,460,000
   and
      39,000,000 shares issued and outstanding           94,460       10,500
     Additional paid-in capital                      18,093,985            -
     Deficit accumulated during the development    (18,185,020)      (7,075)
   stage
                                                    -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                         3,425        3,425
                                                    -----------  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                        $   4,500    $   4,500
                                                    ===========  ===========












The accompanying notes are an integral part of these financial statements

                                       -2-

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                      For the
                                                                    Period from
                                                                    October 10,
                                                                        1995
                                                                    (inception)
                                             For the Year Ended     to December
                                                December 31,            31,
                                              2000         1999         2000
Revenue                                        $     -      $     -     $     -

General, selling and administrative       (18,177,945)            -  18,185,020
expenses
                                         -------------  ----------- ------------
Loss before taxes                         (18,177,945)            - (18,185,020)

Provision for income taxes                           -            -           -
                                         -------------  ----------- ------------
Net loss                                 $(18,177,945)      $     - $(18,185,020)
                                         =============  =========== ============
Net loss per common share - basic and          $(0.36)      $     -     $(0.52)
diluted
                                         =============  =========== ============
Weighted average number of common
shares outstanding - basic and diluted      50,641,507   36,090,411  35,111,131
                                         =============  =========== ============















The accompanying notes are an integral part of these financial statements.

                                       -3-
                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                  Additional     During
                                              Common Stock         Paid In     Development
                                            Shares       Amount    Capital        Stage       Total
                                         -----------   ---------  ---------    ----------   ----------
Balance at December 31, 1995                30,000,000    $6,000           $-     $(6,000)          $-

Net income                                           -         -            -            -           -
                                         ------------- ----------   ----------  ----------- -----------
Balance at December 31, 1996                30,000,000     6,000            -      (6,000)           -

Net income                                           -         -            -            -           -
                                         ------------- ----------   ----------  ----------- -----------
Balance at December 31, 1997                30,000,000     6,000            -      (6,000)           -

Net loss                                             -         -            -      (1,075)     (1,075)
                                         ------------- ----------   ----------  ----------- -----------
Balance at December 31, 1998                30,000,000     6,000            -      (7,075)     (1,075)

Stock issued for intangibles                 9,000,000     4,500            -            -       4,500

Net income                                           -         -            -            -           -
                                         ------------- ----------   ----------  ----------- -----------
Balance at December 31, 1999                39,000,000    10,500            -      (7,075)       3,425

Adjustment to par value                              -    28,500     (28,500)            -           -
Issuance of shares for services, May 1         200,000       200       55,800            -      56,000
Issuance of shares for services, May 10        200,000       200       74,800            -      75,000
Issuance of shares for services, Sept. 1     1,050,000     1,050      282,450            -     283,500
Issuance of shares for services, Sept. 12      800,000       800      347,200            -     348,000
Issuance of shares for services, Sept. 15   16,000,000    16,000    7,824,000            -   7,840,000
Issuance of shares for services, Sept. 27      600,000       600      210,000            -     210,600
Issuance of shares for services, Oct. 2      2,800,000     2,800    1,033,200            -   1,036,000
Issuance of shares for services, Oct. 18    13,240,000    13,240    5,084,160            -   5,097,400
Issuance of shares for services, Nov. 6      2,200,000     2,200      547,800            -     550,000
Issuance of shares for services, Nov. 17    16,770,000    16,770    2,582,580            -   2,599,350
Issuance of shares for services, Dec. 15       800,000       800       39,200            -      40,000
Issuance of shares for services, Dec. 18       800,000       800       35,200            -      36,000
Expenses paid by shareholder                         -         -        6,095            -       6,095
Net loss                                             -         -            -  (18,177,945) (18,177,945)
                                         ------------- ----------   ----------  ----------- -----------
Balance at December 31, 2000                94,460,000   $94,460  $18,093,985 $(18,185,020)      $3,425
                                         ============= ==========   ==========  =========== ===========



The accompanying notes are an integral part of these financial statements.

                                       -4-
                        BACH-HAUSER, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS

                                                                   For the Period
                                             For the Year End        October 10,
                                                                        1995
                                               December 31,          to December
                                                                         31,
                                            2000          1999          2000
                                          --------     ---------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                            $(18,177,945)       $     -  $(18,185,020)
   Stock based compensation               18,171,850             -     18,171,850
   Expenses paid by shareholder                6,095             -          6,095
   Increase in advances payable                    -             -          1,075
                                       -------------   ----------- --------------
   Net cash used in operating                      -             -        (6,000)
activities

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash               -             -          6,000
                                       -------------   ----------- --------------
NET CHANGE  IN CASH AND CASH                       -             -              -
EQUIVALENTS

CASH AND CASH EQUIVALENTS
     - beginning of period                         -             -              -
                                       -------------   ----------- --------------
CASH AND CASH EQUIVALENTS
     - end of period                         $     -       $     -        $     -
                                       =============   =========== ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for -
Interest                                     $     -       $     -        $     -
                                       =============   =========== ==============
Income taxes                                 $     -       $     -        $     -
                                       =============   =========== ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

During the year December 31, 2000:
     Common stock aggregating 55,460,000 shares was issued for services. This stock has been valued at $18,171,850.

During the year ended December 31, 1999:
    Common stock totaling 4,500,000 shares were issued to acquire the worldwide rights to TCR Environmental Corp.'s proprietary waste management /conversion system.


The accompanying notes are an integral part of these financial statements.

                               -5-
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999


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

          Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Income Taxes
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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

                              - 6 -
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999


 NOTE 1 -     DESCRIPTION OF BUSINESS AND SIGNIFICANT
          ACCOUNTING POLICIES (Continued)

          Loss Per Share (Continued)
          On April 24, 2000, the Company effected a 2 for 1 stock
          split.   All  share and per share amounts presented  in
          the financial statements give retroactive effect to this stock split.

          Comprehensive Income
          SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, and for the period from October 10, 1995 (inception) to December 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

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

NOTE 3 -   INCOME TAXES

          The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                                  For the
                                                                Period from
                                                                October 10,
                                                                   1995
                                          December 31,          (inception)
                                                                to December
                                                                    31,
                                       2000         1999           2000
                                     -------       -------      ----------
Federal Income Tax Rate                34.00 %       34.00 %         34.00  %
Effect of Valuation Allowance         (34.00)%      (34.00)%        (34.00) %
                                    ----------   -----------      -----------
Effective Income Tax Rate               0.00 %        0.00 %          0.00  %
                                    ==========   ===========      ===========



                              - 7 -
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999


NOTE 3 -  INCOME TAXES (Continued)

          Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                 December 31,
                                            2000             1999
                                          --------        ---------
Net operating loss carry forward          $ 6,183,000       $    2,400
Valuation allowance                       (6,183,000)          (2,400)
                                         -------------     -----------
Net deferred tax asset                        $     -          $     -
                                         =============     ===========

          At December 31, 2000 and 1999, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine whether that asset is realizable.

NOTE 4 -  INTANGIBLE ASSETS

          Intangible  assets  consist of property  rights.   This
          asset   has   not  been  placed  in  service   and   no
          amortization has been recorded.







                              - 8 -

EXHIBITS

     3.1      Articles   of   Incorporation   (incorporated    by
               reference  to the Registration Statement  on  Form
               SB-2  filed  with  the Commission  on  August  13,
               1999).

     3.2      By-laws   of   the   Registrant  (incorporated   by
               reference  to the Registration Statement  on  Form
               SB-2  filed  with  the Commission  on  August  13,
               1999).

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bach-Hauser, Inc.



                           By:/s/ Peter Preston
                              Peter Preston, President



                           Date: April 23, 2001