Form 10QSB
period 2001-03-31
BACH-HAUSER INC
filed 2001-05-25
CIK 1091395

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

                1221 W. Pacific Coast Hwy., #329
                     Newport Beach, CA 92663
            (Address of principal executive offices)

                         (949) 515-7341
                 (Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 24, 2001, there were 96,210,000 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Unaudited Financial Statements for the Period March 31, 2001.


                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2001





     ASSETS
   OTHER ASSETS
     Intangible Assets                                    $       4,500
                                                          -------------
   TOTAL ASSETS                                           $       4,500
                                                          =============



     LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES - officers advances                       $1,075
                                                          -------------

   STOCKHOLDERS' EQUITY
     Common stock,  $.001 par value;
       50,000,000 shares authorized;
       94,710,000 shares issued and outstanding                  94,710
     Additional paid-in capital                              18,107,485
     Deficit accumulated during the development            (18,198,770)
   stage
                                                          -------------
        TOTAL STOCKHOLDERS' EQUITY                                3,425
                                                          -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $       4,500
                                                          =============





The accompanying notes are an integral part of these financial statements

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)






                                                                                     For the Period
                                                                                          from
                                                      For the Three Months Ended    October 10, 1995
                                                              March 31,              (inception) to
                                                                                        March 31,
                                                         2001            2000             2001
                                                      ---------       ----------     --------------
     REVENUE                                          $         -      $         -      $           -

     GENERAL, SELLING AND ADMINISTRATIVE EXPENSES          13,750                -         18,198,770
                                                    -------------    -------------    ---------------
     LOSS BEFORE TAXES                                   (13,750)                -       (18,198,770)

     PROVISION FOR INCOME TAXES                                 -                -                  -

     NET LOSS                                         $  (13,750)      $         -      $(18,198,770)
                                                    =============    =============    ===============
     NET LOSS PER COMMON SHARE - basic and            $         -      $         -
     diluted
                                                    =============    =============
     WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - basic and diluted            94,710,000       39,000,000
                                                    =============    =============

The accompanying notes are an integral part of these financial statements.

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional        During
                                                  Common Stock             Paid In       Development
                                              Shares         Amount        Capital          Stage           Total
                                            ---------       -------       ---------       ----------     ----------
Balance at December 31, 1995                  30,000,000     $    6,000      $       -      $  (6,000)     $        -
Net income                                             -              -              -               -              -
                                          --------------  -------------  -------------   -------------  -------------
Balance at December 31, 1996                  30,000,000          6,000              -         (6,000)              -
Net income                                             -              -              -               -              -
                                          --------------  -------------  -------------   -------------  -------------
Balance at December 31, 1997                  30,000,000          6,000              -         (6,000)              -
Net loss                                               -              -              -         (1,075)        (1,075)
                                          --------------  -------------  -------------   -------------  -------------
Balance at December 31, 1998                  30,000,000          6,000              -         (7,075)        (1,075)
Stock issued for intangibles                   9,000,000          4,500              -               -          4,500
Net income                                             -              -              -               -              -
                                          --------------  -------------  -------------   -------------  -------------
Balance at December 31, 1999                  39,000,000         10,500              -         (7,075)          3,425
Adjustment to par value                                -         28,500       (28,500)               -              -
Issuance of shares for services, May 1           200,000            200         55,800               -         56,000
Issuance of shares for services, May 10          200,000            200         74,800               -         75,000
Issuance of shares for services, Sept. 1       1,050,000          1,050        282,450               -        283,500
Issuance of shares for services, Sept.           800,000            800        347,200               -        348,000
12
Issuance of shares for services, Sept.        16,000,000         16,000      7,824,000               -      7,840,000
15
Issuance of shares for services, Sept. 27        600,000            600        210,000               -        210,600
Issuance of shares for services, Oct. 2        2,800,000          2,800      1,033,200               -      1,036,000
Issuance of shares for services, Oct. 18      13,240,000         13,240      5,084,160               -      5,097,400
Issuance of shares for services, Nov. 6        2,200,000          2,200        547,800               -        550,000
Issuance of shares for services, Nov. 17      16,770,000         16,770      2,582,580               -      2,599,350
Issuance of shares for services, Dec. 15         800,000            800         39,200               -         40,000
Issuance of shares for services, Dec. 18         800,000            800         35,200               -         36,000
Expenses paid by shareholder                           -              -          6,095               -          6,095
Net loss                                               -              -              -    (18,177,945)   (18,177,945)
                                          --------------  -------------  -------------   -------------  -------------
Balance at December 31, 2000                  94,460,000         94,460     18,093,985    (18,185,020)          3,425
Issuance of shares for services, Jan. 2          250,000            250         13,000               -         13,250
Expense paid by shareholder                            -              -            500               -            500
Net loss                                               -              -              -        (13,750)       (13,750)
                                          --------------  -------------  -------------   -------------  -------------
Balance at March 31, 2001 (unaudited)         94,710,000        $94,710    $18,107,485   $(18,198,770)         $3,425
                                          ==============  =============  =============   =============  =============



The accompanying notes are an integral part of these financial statements.

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                   For the Period
                                                                                  from October 10,
                                                                                        1995
                                                                                     (inception)
                                                    For the three months ended           to
                                                             March 31,                March 31,
                                                        2001            2000            2001
                                                     ----------       --------        ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                           $   (13,750)    $         -    $(18,198,770)
   Stock-based compensation                                 13,250              -       18,185,100
   Expenses paid by shareholder                                500              -            6,595
   Increase in advances payable                                  -              -            1,075
                                                    --------------   ------------    -------------
     Net Cash Used in Operating Activities                       -              -          (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash                             -              -            6,000
                                                    --------------   ------------    -------------
NET CHANGE  IN CASH AND CASH EQUIVALENTS                         -              -                -

CASH AND CASH EQUIVALENTS
     - beginning of period                                       -              -                -
                                                    --------------   ------------    -------------
CASH AND CASH EQUIVALENTS
     - end of period                                  $          -    $         -    $           -
                                                    ==============   ============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year -
Interest paid                                         $          -    $         -    $           -
                                                    ==============   ============    =============
Income taxes paid                                     $          -    $         -    $           -
                                                    ==============   ============    =============

The accompanying notes are an integral part of these financial statements.

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2001




 NOTE 1 - DESCRIPTION  OF  BUSINESS AND SUMMARY OF  SIGNIFICANT
           ACCOUNTING POLICIES

           Nature of Operations
           Bach-Hauser, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on October 10, 1995.

           Interim Financial Information
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

During September 10, 2000, TCR instituted an action against the Company and the President, Peter Preston, in the Ontario Superior Court of Justice to remove the stop order placed on the shares owned by TCR through the licensing agreement. The stop order was placed on those shares because the Company had not received what was negotiated in the licensing agreement.

The Company subsequently settled this matter on October 11, 2000. Under the terms of the settlement, the Company agreed to remove the stop order placed on 1,563,500 free trading shares sold by TCR during the month of August 2000. TCR was allowed to sell up to 1 million free trading shares of the Company's common stock. The licensing agreement entered into on July 27, 2000 shall continue in full force and effect without amendment.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no issuances of securities during the current quarter which were not registered under the Securities Act.

On January 2, 2001, the Company's Board of Directors approved the issuance of 250,000 shares of its common stock to be issued for services rendered which was registered under the Securities Act on Form S-8 which was filed with the Securities and Exchange Commission on January 9, 2001.

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

Dated: May 24, 2001

BACH-HAUSER, INC.


By: /s/ Peter Preston
Peter Preston
President