Form 10QSB
period 2001-06-30
BACH-HAUSER INC
filed 2001-08-20
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD  ENDED  JUNE  30,
2001.

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 23, 2001, there were 9,621,013 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Unaudited Financial Statements for the Period June 30, 2001.






                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001




     ASSETS
   OTHER ASSETS
     Intangible Assets                                   $   4,500
                                                      ------------
   TOTAL ASSETS                                          $   4,500
                                                      ============



     LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES - officers advances               $   1,075
                                                      ------------

   STOCKHOLDERS' EQUITY
     Common stock,  $.001 par value;
       25,000,000 shares authorized;
       9,471,013 shares issued and outstanding               9,471
     Additional paid-in capital                         18,192,724
     Deficit accumulated during the development
      stage                                           (18,198,770)
                                                      ------------
        TOTAL STOCKHOLDERS' EQUITY                           3,425
                                                      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   4,500
                                                      ============






The accompanying notes are an integral part of these financial statements

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                               For the
                                                                                              Period from
                                                                                              October 10,
                                                                                                 1995
                                     For the Six Months Ended    For the Three Months Ended   (inception) to
                                             June 30,                  June 30,                 June 30,
                                         2001         2000         2001        2000               2001

REVENUE                                   $     -      $     -    $      -   $        -         $         -

GENERAL, SELLING AND
ADMINISTRATIVE EXPENSES                    13,750      131,000           -      131,000          18,198,770
                                      ----------- ------------ -----------   ----------      --------------
LOSS BEFORE TAXES                        (13,750)    (131,000)           -    (131,000)        (18,198,770)

PROVISION FOR INCOME TAXES                      -            -           -            -                   -
                                      ----------- ------------ -----------   ----------      --------------
NET LOSS                                $(13,750)   $(131,000)    $      -    (131,000)       $(18,198,770)
                                      =========== ============ ===========   ==========      ==============
NET LOSS PER COMMON SHARE
 - basic and diluted                    $       -      $(0.03)    $      -      $(0.03)
                                      =========== ============ ===========   ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING - basic and diluted        9,471,000    3,913,333   9,471,000    3,926,667
                                      =========== ============ ===========   ==========



The accompanying notes are an integral part of these financial statements.

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Deficit
                                                                                      Accumulated
                                                                      Additional         During
                                               Common Stock             Paid In       Development
                                            Shares        Amount        Capital          Stage           Total
Balance at December 31, 1995                30,000,000      $ 6,000        $      -       $ (6,000)         $     -
Net income                                           -            -               -               -               -
                                         -------------   ----------     -----------    ------------   -------------
Balance at December 31, 1996                30,000,000        6,000               -         (6,000)               -
Net income                                           -            -               -               -               -
                                         -------------   ----------     -----------    ------------   -------------
Balance at December 31, 1997                30,000,000        6,000               -         (6,000)               -
Net loss                                             -            -               -         (1,075)          (1,075
                                         -------------   ----------     -----------    ------------   -------------
Balance at December 31, 1998                30,000,000        6,000               -         (7,075)         (1,075)
Stock issued for intangibles                 9,000,000        4,500               -               -           4,500
Net income                                           -            -               -               -               -
                                         -------------   ----------     -----------    ------------   -------------
Balance at December 31, 1999                39,000,000       10,500               -         (7,075)           3,425
Adjustment to par value                              -       28,500        (28,500)               -               -
Issuance of shares for services, May 1         200,000          200          55,800               -          56,000
Issuance of shares for services, May 10        200,000          200          74,800               -          75,000
Issuance of shares for services, Sept. 1     1,050,000        1,050         282,450               -         283,500
Issuance of shares for services, Sept. 12      800,000          800         347,200               -         348,000
Issuance of shares for services, Sept. 15   16,000,000       16,000       7,824,000               -       7,840,000
Issuance of shares for services, Sept. 27      600,000          600         210,000               -         210,600
Issuance of shares for services, Oct. 2      2,800,000        2,800       1,033,200               -       1,036,000
Issuance of shares for services, Oct. 18    13,240,000       13,240       5,084,160               -       5,097,400
Issuance of shares for services, Nov. 6      2,200,000        2,200         547,800               -         550,000
Issuance of shares for services, Nov. 17    16,770,000       16,770       2,582,580               -       2,599,350
Issuance of shares for services, Dec. 18       800,000          800          39,200               -          40,000
Issuance of shares for services, Dec. 18       800,000          800          35,200               -          36,000
Expenses paid by shareholder                         -            -           6,095               -           6,095
Net loss                                             -            -               -    (18,177,945)    (18,177,945)
                                         -------------   ----------     -----------    ------------   -------------
Balance at December 31, 2000                94,460,000       94,460      18,093,985    (18,185,020)           3,425
Issuance of shares for services, Jan. 2        250,000          250          13,000               -          13,250
Expense paid by shareholder                          -            -             500               -             500
Adjustment for 1 for 10 reverse split     (85,238,987)     (85,239)          85,239               -               -
Net loss                                             -            -               -        (13,750)         (13,750
                                         -------------   ----------     -----------    ------------   -------------
Balance at June 30, 2001 (unaudited)         9,471,013       $9,471     $18,192,724   $(18,198,770)          $3,425
                                         =============   ==========     ===========    ============   =============


The accompanying notes are an integral part of these financial statements.

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                For the Period
                                                                                     from
                                                                                 October 10,
                                                                                     1995
                                                     For the Six Months Ended   (inception) to
                                                             June 30,              June 30,
                                                       2001           2000           2001
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                            $(13,750)      $(131,000  $(18,198,770)
   Stock-based compensation                               13,250        131,000     18,185,100
   Expenses paid by shareholder                              500              -          6,595
   Increase in advances payable                                -              -          1,075
                                                    ------------  -------------  -------------
     Net cash used in operating activities                     -              -        (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash                           -              -          6,000
                                                    ------------  -------------  -------------
NET CHANGE  IN CASH AND CASH EQUIVALENTS                       -              -              -

CASH AND CASH EQUIVALENTS
     - beginning of period                                     -              -              -
                                                    ------------  -------------  -------------
CASH AND CASH EQUIVALENTS
     - end of period                                 $         -   $          -    $         -
                                                    ============  =============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year -
Interest paid                                        $         -   $          -    $         -
                                                    ============  =============  =============
Income taxes paid                                    $         -   $          -    $         -
                                                    ============  =============  =============







The accompanying notes are an integral part of these financial statements.

                                      - 4 -
                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2001




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

           Interim Financial Information
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 -  COMMON STOCK

           On June 6, 2001, the Company effected a 1 for 10 reverse split of its common stock. The Company also amended its articles of incorporation to reduce the authorized number of common shares to 25,000,000.



                              - 5 -

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

These  statements  are forward-looking in nature  and  involve  a number of risks and uncertainties. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no issuances of securities during the current quarter which were not registered under the Securities Act.

On June 6, 2001, the Company underwent a reverse split on a 1:10 basis. Pursuant to Nevada Revised Statute 78.207, the authorized capitalization shall correspondingly decrease with the amount of the reverse split, which is now presently 25,000,000 shares of common stock authorized (to reflect the reverse split).

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

Dated: August 20, 2001

BACH-HAUSER, INC.


By: /s/ Peter Preston
Peter Preston
President