Form 10QSB
period 2001-09-30
BACH-HAUSER INC
filed 2001-11-13
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2001.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 12, 2001, there were 14,136,013 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Unaudited Financial Statements for the Period September 30, 2001.

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (UNAUDITED)
                                SEPTEMBER 30,2001


     ASSETS
   OTHER ASSETS
     Intangible Assets                                    $    4,500
                                                        ------------
   TOTAL ASSETS                                           $    4,500
                                                        ============



     LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accrued liabilities                                       1,500
     Officers advances                                         1,075
                                                        ------------
                                                               2,575
   STOCKHOLDERS' EQUITY
     Common stock,  $.001 par value;
       25,000,000 shares authorized;
       12,386,013 shares issued and outstanding               12,386
     Additional paid-in capital                           18,380,859
     Deficit accumulated during the development stage   (18,391,320)
                                                        ------------
        TOTAL STOCKHOLDERS' EQUITY                             1,925
                                                        ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    4,500
                                                        ============













The accompanying notes are an integral part of these financial statements

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                                   For the
                                                                                                period ending
                                 For the Nine Month Period      For the Three Month Period      Oct.10, 1995
                                          Ending                          Ending                  (Inception)
                                       September 30                    September 30             to Sept. 30,
                                   2001           2000             2001            2000             2001
                                ----------      --------         --------       ---------       ------------
                                     $              $               $               $
REVENUE                                   -                -               -               -               -

GENERAL, SELLING AND
ADMINISTRATIVE EXPENSES             206,300        6,843,000         192,550       6,974,000      18,391,320
                                -----------     ------------     -----------     -----------    ------------
LOSS BEFORE TAXES                 (206,300)      (6,843,000)       (192,550)     (6,974,000)     (18,391,320

PROVISION FOR INCOME TAXES                -                -               -               -               -
                                -----------     ------------     -----------     -----------    ------------
NET LOSS                          (206,300)      (6,843,000)       (192,550)     (6,974,000)    (18,391,320)
                                ===========     ============     ===========     ===========    ============
NET LOSS PER COMMON SHARE
 - basic and diluted                   0.02           (1.60)          (0.02)          (1.73)
                                ===========     ============     ===========     ===========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING - basic and
  diluted                         9,787,172        4,271,630      10,429,906       4,033,029
                                ===========     ============     ===========     ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FROM DECEMBER 31, 1995 TO SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                                                     Additional        During
                                               Common Stock            Paid In       Development
                                           Shares          $           Capital          Stage          Total
                                         ---------    ----------     ----------      -----------     ---------
Balance at December 31, 1995              30,000,000       $ 6,000        $      -      $ (6,000)       $     -
Net income                                         -             -               -              -             -
                                        ------------    ----------     -----------   ------------  ------------
                                                   -                                                          -
Balance at December 31, 1996              30,000,000         6,000               -        (6,000)             -
Net income                                         -             -               -              -             -
                                        ------------    ----------     -----------   ------------  ------------
                                                   -
Balance at December 31, 1997              30,000,000         6,000               -        (6,000)             -
Net loss                                           -             -               -        (1,075)       (1,075)
                                        ------------    ----------     -----------   ------------  ------------
                                                   -                                                          -
Balance at December 31, 1998              30,000,000         6,000               -        (7,075)       (1,075)
Stock issued for intangibles               9,000,000         4,500               -              -         4,500
Net income                                         -             -               -              -             -
                                        ------------    ----------     -----------   ------------  ------------
                                                   -                                                          -
Balance at December 31, 1999              39,000,000        10,500               -        (7,075)         3,425
Adjustment to par value                            -        28,500        (28,500)              -             -
Issuance of shares for services, May 1       200,000           200          55,800              -        56,000
Issuance of shares for services, May 10      200,000           200          74,800              -        75,000
Issuance of shares for services, Sept.     1,050,000         1,050         282,450              -       283,500
1
Issuance of shares for services, Sept.       800,000           800         347,200              -       348,000
12
Issuance of shares for services, Sept.    16,000,000        16,000       7,824,000              -     7,840,000
15
Issuance of shares for services, Sept.       600,000           600         210,000              -       210,600
27
Issuance of shares for services, Oct. 2    2,800,000         2,800       1,033,200              -     1,036,000
Issuance of shares for services, Oct.     13,240,000        13,240       5,084,160              -     5,097,400
18
Issuance of shares for services, Nov. 6    2,200,000         2,200         547,800              -       550,000
Issuance of shares for services, Nov.     16,770,000        16,770       2,582,580              -     2,599,350
17
Issuance of shares for services, Dec.        800,000           800          39,200              -        40,000
15
Issuance of shares for services, Dec.        800,000           800          35,200              -        36,000
18
Expenses paid by shareholder                       -             -           6,095              -         6,095
Net loss                                           -             -               -   (18,177,945)  (18,177,945)
                                        ------------    ----------     -----------   ------------  ------------
                                                   -                                                          -
Balance at December 31, 2000              94,460,000        94,460      18,093,985   (18,185,020)         3,425
Issuance of shares for services, Jan. 2      250,000           250          13,000              -        13,250
Issuance of shares for services, Aug.        400,000           400          19,600              -        13,250
24
Issuance of shares for services, Aug.      2,015,000         2,015         139,035              -       141,050
28
Issuance of shares for services, Sept.       500,000           500          29,500              -        30,000
20
Expense paid by shareholder                        -             -             500              -           500
Adjustment for 1 for 10 reverse split   (85,238,987)      (85,239)          85,239              -             -
Net loss                                           -             -               -      (206,300)     (206,300)
                                        ------------    ----------     -----------   ------------  ------------
Balance at September 30, 2001
(unaudited)                               12,386,013        12,386      18,380,859   (18,391,320)         1,925
                                        ============    ==========     ===========   ============  ============


The accompanying notes are an integral part of these financial statements.

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2001
 (WITH COMPARATIVE NUMBERS FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2000)



                                                                                    For the Period
                                                       For the Nine Month Period   from Oct. 10,1995
                                                                Ending
                                                             September 30             (inception)
                                                          2001           2000      to Sept. 30, 2001
                                                      -----------    -----------   ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                             (206,300)      (6,974,000)   (18,391,320)
   Stock-based compensation                               204,300        6,974,000     18,376,150
   Expenses paid by shareholder                               500                -          6,595
   Increase in advances and accrued liabilities
    payable                                                 1,500                -          2,575
                                                     ------------    -------------  -------------
     Net cash used in operating activities                      -                -        (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash                            -                -          6,000
                                                     ------------    -------------  -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         -                -              -

CASH AND CASH EQUIVALENTS
   beginning of period                                          -                -              -
                                                     ------------    -------------  -------------
CASH AND CASH EQUIVALENTS
   end of period                                                -                -              -
                                                     ============    =============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year -

Interest paid                                         $         -     $          -    $         -
                                                     ============    =============  =============
Income taxes paid                                     $         -     $          -    $         -
                                                     ============    =============  =============

The accompanying notes are an integral part of these financial statements.
                                      - 4 -


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001




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

           Interim Financial Information
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 -  COMMON STOCK

           On June 6, 2001, the Company effected a 1 for 10 reverse split of its common stock. The Company also amended its articles of incorporation to reduce the authorized number of common shares to 25,000,000.






                              - 5 -

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                        Plan of Operation

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

The Company's business plan is as a blank check company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing penny stock securities.

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.

The Company's Services

The Company's operations currently consist of activities in investigating business opportunities. No planned principal activities have yet begun. The Company is actively seeking further opportunities, either by starting up a business, acquiring an existing business, by merging with a business or through some other method.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no issuances of securities during the current quarter, which were not registered under the Securities Act.

On October 24, 2001, the Company authorized the issuance of 200,000 shares of its common stock to one of its directors. With respect to the sales made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended.

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

Dated: November 13, 2001

BACH-HAUSER, INC.


By: /s/ Peter Preston
Peter Preston
President