Form 10KSB
period 2001-12-31
BACH-HAUSER INC
filed 2002-04-17
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 2001
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

Issuer's Revenue during the year ended December 31, 2001:   $ 0

As of December 31, 2001, the registrant had 15,129,423 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of $0.09 per share (the selling or average bid and asked price) as of December 31, 2001:
$1,181,648.07.

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
            Qtr. Ended            Low/Bid    High/Ask
            June 30, 1999           6.25       6.25
            September 30, 1999      5.50       7.00
            December 31, 1999       0.19       0.37
            March 31, 2000          0.22       0.32
            June 30, 2000           0.38       0.41
            September 30, 2000      0.37       0.42
            December 31, 2000       0.06       0.08
            March 31, 2001          0.01       0.02
            June 30, 2001           0.00       0.04
            September 30, 2001      0.04       0.11
            December 31, 2001       0.03       0.11

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

During the fourth quarter, Bach-Hauser issued 200,000 shares of its common stock to Dr. E. Arlin Torbett in exchange for consulting services rendered to the Company, valued at $0.05 per share. This issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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

On December 8, 2000, Bach-Hauser, Inc. entered into a licensing and software agreement with Aegiss International, whereby Bach-Hauser would acquire a license for the technology and certain rights to a software program in exchange for 150,000 shares of its common stock. On February 14, 2001, Aegiss International informed Bach-Hauser of its desire to cancel such agreement. Therefore the shares which were issued pursuant to the agreement were to have been cancelled.

On January 18, 2002, Dr. E. Arlin Torbett resigned as a member of the Board of Directors. The remaining board members have not filled the vacancy created by Dr. Torbett's resignation.

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's principal accountant was dismissed on January 26, 2000. The principal accountant's report on the financial statements for the past two years was modified as to uncertainty that the Company will continue as a going concern. The decision to change accountants was approved by the board of directors.

     There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Merdinger, Fruchter, Rosen & Corso, P.C. and was engaged as of June 10, 2000. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or any matter that was the subject of a disagreement or event identified in response to this Item.

     The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item.


                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Information as to the directors and executive officers of the Company is as follows:

Name/Address                 Age    Position
Peter L. Preston             66     President/Director
1561 #3 Hwy
Cayuga, Ontario  Canada
N0A 1E0

Clayton H. Kass              55     Vice President and Director
1221 PCH #329
Newport Beach, CA 92663

Fern Hill                    49     Secretary/Treasurer/Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, the Company's officers and directors and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

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

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of March 26, 2002, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned

Common     Gord A. Carless (1)      20,000        0.10%
           1 Willow Dr.
           Aymler, Ontario N5H 3A8

Common     Total ownership of       20,000        0.10%
           Officers and Directors
           (1 individual)

(1)   Fern  Hill, the secretary, treasurer and director,  is  the wife  of Gordon A. Carless. Therefore, she deemed to beneficially
own   20,000  shares,  representing  0.10%  of  the  issued   and
outstanding shares of common stock.

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



          ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS
                                BACH-HAUSER, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                    CONTENTS

                                                               PAGE

INDEPENDENT AUDITORS' REPORT                                    1

BALANCE SHEETS                                                  2

STATEMENTS OF OPERATIONS                                        3

STATEMENT OF STOCKHOLDERS' DEFICIT                              4

STATEMENTS OF CASH FLOWS                                        5

NOTES TO FINANCIAL STATEMENTS                               6 - 9











                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF BACH-HAUSER, INC.:

We have audited the accompanying balance sheets of Bach-Hauser, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from October 10, 1995 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bach-Hauser, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period from October 10, 1995 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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




                         MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                         Certified Public Accountants
New York, New York
April 3, 2002

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                         December 31,
                                                        --------------
   ASSETS                                            2001            2000
 OTHER ASSETS                                      ---------      ---------
    Intangible Assets                              $    4,500        $   4,500
                                                   ----------       ----------
 TOTAL ASSETS                                      $    4,500        $   4,500
                                                   ==========       ==========



   LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
   Accrued expense                                 $    3,500     $          -
   Advances from officer                                1,075            1,075
                                                   ----------       ----------
      Total current liabilities                         4,575            1,075
                                                   ----------       ----------
 STOCKHOLDERS' DEFICIT:
   Common stock,  $.001 par value;
     25,000,000 shares authorized; 14,886,013
 and
     94,460,000 shares issued and outstanding          14,886           94,460
   Additional paid-in capital                      18,481,359       18,093,985
   Deficit accumulated during the development    (18,496,320)     (18,185,020)
 stage
                                                 ------------     ------------
      TOTAL STOCKHOLDERS' DEFICIT                        (75)            3,425
                                                 ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                    $    4,500       $    4,500
                                                 ============     ============






The accompanying notes are an integral part of these financial statements

                                      - 2 -

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                             For the Period
                                                   For the Year Ended         from October
                                                      December 31,              10, 1995
                                                                               (inception)
                                                  --------------------       to December 31,
                                                  2001             2000           2001
                                              -----------       ----------      ---------
Revenue                                            $     -           $     -       $      -

General, selling and administrative                311,300        18,177,945     18,946,320
expenses
                                               -----------     -------------  -------------
Loss before taxes                                (311,300)      (18,177,945)   (18,946,320)

Provision for income taxes                               -                 -              -
                                               -----------     -------------  -------------
Net loss                                       $ (311,300)     $(18,177,945)  $(18,946,320)
                                               ===========     =============  =============
Net loss per common share - basic and            $ ( 0.03)        $    (3.59      $  (3.99)
diluted
                                               ===========     =============  =============
Weighted average number of common
shares outstanding - basic and diluted          10,878,576         5,064,151      4,614,052
                                               ===========     =============  =============






The accompanying notes are an integral part of these financial statements.

                                      - 3 -
                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                               Deficit
                                                                                              Accumulated
                                                   Common Stock              Additional         During
                                                  --------------               Paid In        Development
                                              Shares           Amount          Capital           Stage           Total
                                            ----------        --------        ---------        ---------        --------
Balance at December 31, 1995                 30,000,000            $6,000              $-         $(6,000)             $-
Net income                                            -                 -               -                -              -
                                          -------------        ----------       ---------       ----------     ----------
Balance at December 31, 1996                 30,000,000             6,000               -          (6,000)              -
Net income                                            -                 -               -                -              -
                                          -------------        ----------       ---------       ----------     ----------
Balance at December 31, 1997                 30,000,000             6,000               -          (6,000)              -
Net loss                                              -                 -               -          (1,075)        (1,075)
                                          -------------        ----------       ---------       ----------     ----------
Balance at December 31, 1998                 30,000,000             6,000               -          (7,075)        (1,075)
Stock issued for intangibles                  9,000,000             4,500               -                -          4,500
Net income                                            -                 -               -                -              -
                                          -------------        ----------       ---------       ----------     ----------
Balance at December 31, 1999                 39,000,000            10,500               -          (7,075)          3,425
Adjustment to par value                               -            28,500        (28,500)                -              -
Issuance of shares for services, May 1          200,000               200          55,800                -         56,000
Issuance of shares for services, May 10         200,000               200          74,800                -         75,000
Issuance of shares for services, Sept. 1      1,050,000             1,050         282,450                -        283,500
Issuance of shares for services, Sept. 12       800,000               800         347,200                -        348,000
Issuance of shares for services, Sept. 15    16,000,000            16,000       7,824,000                -      7,840,000
Issuance of shares for services, Sept. 27       600,000               600         210,000                -        210,600
Issuance of shares for services, Oct. 2       2,800,000             2,800       1,033,200                -      1,036,000
Issuance of shares for services, Oct. 18     13,240,000            13,240       5,084,160                -      5,097,400
Issuance of shares for services, Nov. 6       2,200,000             2,200         547,800                -        550,000
Issuance of shares for services, Nov. 17     16,770,000            16,770       2,582,580                -      2,599,350
Issuance of shares for services, Dec. 15        800,000               800          39,200                -         40,000
Issuance of shares for services, Dec. 18        800,000               800          35,200                -         36,000
Expenses paid by shareholder                          -                 -           6,095                -          6,095
Net loss                                              -                 -               -     (18,177,945)   (18,177,945)
                                          -------------        ----------     -----------     ------------   ------------
Balance at December 31, 2000                 94,460,000            94,460      18,093,985     (18,185,020)          3,425
Issuance of shares for services, Jan. 2         250,000               250          13,000                -         13,250
Issuance of shares for services, Aug. 24        400,000               400          19,600                -         20,000
Issuance of shares for services, Aug. 28      2,015,000             2,015         139,035                -        141,050
Issuance of shares for services, Sept. 20       500,000               500          29,500                -         30,000
Expense paid by shareholder                           -                 -           1,500                -          1,500
Adjustment for 1 for 10 reverse split      (85,238,987)          (85,239)          85,239                -              -
Issuance of shares for services, Oct. 24        200,000               200           9,800                -         10,000
Issuance of shares for services, Oct. 31      2,300,000             2,300          89,700                -         92,000
Net loss                                              -                 -               -        (311,300)      (311,300)
                                          -------------        ----------    ------------   --------------     ----------
Balance, December 31, 2001                   14,886,013           $14,886     $18,481,359    $(18,496,320)          $(75)
                                          =============        ==========    ============   ==============     ==========


The accompanying notes are an integral part of these financial statements.

                                BACH-HAUSER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                             For the Period
                                                                               October 10,
                                                   For the Years Ended            1995
                                                       December 31,                to
                                                    -----------------         December 31,
                                                   2001           2000            2001
                                                 ---------     ----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                     $ (311,300)   $(18,177,945)   $(18,393,595)
   Stock based compensation                         306,300      18,171,850      18,376,150
   Expenses paid by shareholder                       1,500           6,095           7,595
   Increase in accrued expenses                       3,500                           2,775
   Increase in advances payable                           -               -           1,075
                                                -----------   -------------  --------------
   Net cash used in operating activities                  -               -         (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of common stock for cash                      -               -           6,000
                                                -----------   -------------  --------------
NET CHANGE  IN CASH AND CASH EQUIVALENTS                  -               -               -

CASH AND CASH EQUIVALENTS
     - beginning of period                                -               -               -
                                                -----------   -------------  --------------
CASH AND CASH EQUIVALENTS
     - end of period                               $      -        $      -        $      -
                                                ===========   =============  ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for -
Interest                                          $       -        $      -        $      -
                                                ===========   =============  ==============
Income taxes                                      $       -        $      -        $      -
                                                ===========   =============  ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

During the year December 31, 2001:
     Common  stock  aggregating 5,440,000 shares was issued for services.   This
     stock has been valued at $306,300.

During the year ended December 31, 2000:
    Common  stock  totaling 5,546,000 shares were issued to for services.   This
    stock has been valued at $18,171,850.

The accompanying notes are an integral part of these financial statements.

                             BACH-HAUSER, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000


 NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

           Nature of Operations
           Bach-Hauser, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 10, 1995.

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

           Long-lived Assets
           Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

           Income Taxes
           Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                             BACH-HAUSER, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001 AND 2000


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

           Comprehensive Income
           SFAS  No.  130  establishes standards for  the  reporting  and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, and for the period from October 10, 1995 (inception) to December 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

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

           During  1998,  an officer advanced the Company  funds  in  the amount of $1,075. These funds were used in operations. The advance due the stockholder bears no interest and is payable upon demand.

                        BACH-HAUSER, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2001 AND 2000

NOTE 3 -   INCOME TAXES

           The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                           For the
                                                         Period from
                                                        October 10, 1995
                                                          (inception)
                                   December 31,         to December 31,
                                  --------------
                                2001          2000          2001
                              ---------     ---------    ----------
 Federal Income Tax Rate          34.00%        34.00%         34.00%
 Effect of Valuation            (34.00)%      (34.00)%       (34.00)%
 Allowance
                              ----------    ---------       ---------
 Effective Income Tax Rate         0.00%        0.00%           0.00%
                              ==========    =========       =========

           At December 31, 2001 and 2000, the Company had net carryforward losses of $18,496,320 and $18,185,020. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

           Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               December 31,
                                              --------------
                                           2001            2000
                                        ----------      ---------
  Net operating loss carry forward      $ 6,290,000       $ 6,183,000
  Valuation allowance                   (6,290,000)       (6,183,000)
                                       ------------     -------------
  Net deferred tax asset               $          -      $          -
                                       ============     =============

          Net operating loss carryforwards expire in 2016.

NOTE 4 -  INTANGIBLE ASSETS

           Intangible assets consist of property rights.   This
           asset  has  not  been  placed  in  service  and   no
           amortization has been recorded.

NOTE 5 -  SUBSEQUENT EVENTS

           On January 28, 20002, the board of directors of Bach-
           Hauser  Inc.  reserved  an  aggregate  of  4,720,000
           shares of common stock to be issued to consultants and attorneys.

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



                           Date: April 17, 2002