Form 10QSB
period 2002-03-31
BACH-HAUSER INC
filed 2002-05-29
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH  31,
2002.

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

As of May 14, 2002, 19,756,013 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

March 31, 2002 - Unaudited Financial Statements
                             BACH-HAUSER, INC.

                       (A DEVELOPMENT STAGE COMPANY)

                               BALANCE SHEET

                              MARCH 31, 2002
                                (UNAUDITED)


                    ASSETS
                                                       March 31
                                                         2002
                                                    -------------
OTHER ASSETS:
  Intangible assets                                        4,500

TOTAL ASSETS                                               4,500
                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued liabilities                                      5,000
  Officers advances                                        1,075
                                                    ------------
                                                           6,075
                                                    ------------
             SHAREHOLDERS' EQUITY

Common stock: $.001 par value;
  25,000,000 shares authorized;
  19,606,013 shares issued and outstanding                19,606
    Additional paid-in capital                        18,711,639
    Deficit accumulated during development stage    (18,732,820)
                                                    ------------
TOTAL STOCKHOLDERS' EQUITY                               (1,575)
                                                    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 4,500
                                                    ============

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)






                                    -2-


                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2002
   (WITH COMPARATIVE NUMBERS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2001)
                                   (UNAUDITED)

                            FOR THE THREE MONTHS ENDING      FOR THE PERIOD FROM
                              March 31       March 31     OCT. 10, 1995 (INCEPTION)
                                2002           2001           TO MARCH 31, 2002
                             ---------       --------          ---------------
                             $             $                 $


REVENUE                               -                -                    -


EXPENSES
General, selling and
administrative expenses         237,500           13,750           18,732,820

Loss before income taxes      (237,500)         (13,750)         (18,732,820)

Provision for Income taxes            -                -                    -


Loss after income taxes       (237,500)         (13,750)         (18,732,820)
                            ===========        =========         ============
NET LOSS PER COMMON SHARE
-
- BASIC AND DILUTED              (0.01)           (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
    - BASIC AND DILUTED      17,822,902        9,471,000



   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                       -3-

                                                 sandysandyBACH-HAUSER, INC.
                (A DEVELOPMENT STAGE COMPANY)

              STATEMENT OF STOCKHOLDERS' EQUITY
           FROM DECEMBER 31,1995 TO MARCH 31, 2002

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                                                    ADDITIONAL         DURING
                                                                                      PAID IN       DEVELOPMENT
                                                            COMMON STOCK              CAPITAL          STAGE            TOTAL
                                                           --------------            --------       -----------       ----------
                                                       SHARES            $               $               $                $

Balance at December 31, 1995                          30,000,000           6,000                -          (6,000)               -
Net income                                                     -               -                -                -               -
                                                     -----------      ----------       ----------     ------------    ------------
Balance at December 31, 1996                          30,000,000           6,000                -          (6,000)               -
Net income                                                     -               -                -                -               -
                                                     -----------      ----------       ----------     ------------    ------------
Balance at December 31, 1997                          30,000,000           6,000                -          (6,000)               -
Net loss                                                       -               -          (1,075)          (1,075)
                                                     -----------      ----------       ----------     ------------    ------------
Balance at December 31, 1998                          30,000,000           6,000                -          (7,075)         (1,075)
Stock issued for intangibles                           9,000,000           4,500                -                -           4,500
Net income                                                     -               -                -                -               -
                                                     -----------      ----------       ----------     ------------    ------------
Balance at December 31, 1999                          39,000,000          10,500                -          (7,075)           3,425

Adjustment to par value                                        -          28,500         (28,500)                -               -
Issuance of shares for services, May 1                   200,000             200           55,800                -          56,000
Issuance of shares for services, May 10                  200,000             200           74,800                -          75,000
Issuance of shares for services, Sept. 1               1,050,000           1,050          282,450                -         283,500
Issuance of shares for services, Sept. 12                800,000             800          347,200                -         348,000
Issuance of shares for services, Sept. 15             16,000,000          16,000        7,824,000                -       7,840,000
Issuance of shares for services, Sept. 27                600,000             600          210,000                -         210,600
Issuance of shares for services, Oct. 2                2,800,000           2,800        1,033,200                -       1,036,000
Issuance of shares for services, Oct. 18              13,240,000          13,240        5,084,160                -       5,097,400
Issuance of shares for services, Nov. 6                2,200,000           2,200          547,800                -         550,000
Issuance of shares for services, Nov. 17              16,770,000          16,770        2,582,580                -       2,599,350
Issuance of shares for services, Dec. 15                 800,000             800           39,200                -          40,000
Issuance of shares for services, Dec. 18                 800,000             800           35,200                -          36,000
Expenses paid by shareholder                                   -               -            6,095                -           6,095
Net loss                                                       -               -                -     (18,177,945)    (18,177,945)
                                                     -----------      ----------       ----------     ------------    ------------
Balance at December 31, 2000                          94,460,000          94,460       18,093,985     (18,185,020)           3,425

Issuance of shares for services, Jan. 2                  250,000             250           13,000           13,250
Issuance of shares for services, Aug. 24                 400,000             400           19,600                -          20,000
Issuance of shares for services, Aug. 28               2,015,000           2,015          139,035                -         141,050
Issuance of shares for services, Sept. 20                500,000             500           29,500                -          30,000
Expenses paid by shareholder                                   -               -              500                -             500
Adjustment for I to 10 reverse split                (85,238,987)        (85,239)           85,239                -               -

Issuance of shares for services, Oct. 24                 200,000             200            9,800                -          10,000
Issuance of shares for services, Oct. 31               2,300,000           2,300           89,700                -          92,000
Net loss                                                                                                 (310,300)       (310,300)
                                                     -----------      ----------       ----------     ------------    ------------
Balance at December 31, 2001                          14,886,013          14,886       18,480,359     (18,495,320)            (75)

Issuance of shares for services, Jan. 31 (Unaudited)   4,720,000           4,720          231,280                -         236,000
Net loss (Unaudited)                                                                                     (237,500)       (237,500)
                                                     -----------      ----------       ----------     ------------    ------------
Balance at March 31, 2002 (Unaudited)                 19,606,013          19,606       18,711,639     (18,732,820)         (1,575)
                                                     ===========      ==========       ==========     ============    ============

    (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    FINANCIAL STATEMENTS)



                             4




                                BACH-HAUSER, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2002
   (WITH COMPARATIVE NUMBERS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2001)
                                   (UNAUDITED)

                                              FOR THE THREE MONTH PERIOD     FOR THE PERIOD FROM
                                                        ENDING,                    OCT. 10,
                                                March 31       March 31        1995(INCEPTION)
                                                  2002           2001         TO MARCH 31, 2002

CASH FLOW FROM OPERATING ACTIVITIES:
  Not loss                                       (237,500)        (13,750)       (18,732,820)
  Common stock Issued for services                 236,000          13,250         18,714,150
  Expenses paid by shareholder                           0             500              6,595
  Increases in advances and accrued                  1,500               -              6,075
liabilities payable
                                               -----------     -----------      -------------
    Net cash used in operating activities                -               -            (6,000)
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
  Issuance of common stock for cash                      -               -              6,000
                                               -----------     -----------      -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  -               -                  -
CASH AND CASH EQUIVALENTS:
  - beginning of period                                  -               -                  -
                                               -----------     -----------      -------------
CASH AND CASH EQUIVALENTS:
  - end of period                                        -               -                  -
                                               ===========     ===========      =============
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period

Interest paid                                            -               -                  -
                                               ===========     ===========      =============
Income taxes paid                                        -               -                  -
                                               ===========     ===========      =============

   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                       -5-


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2002

                           (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Bach-Hauser, Inc.(the "Company") is currently a development-stage Company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on October 10, 1995.

     INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 1O-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 -COMMON STOCK

     On June 6, 2001, the Company effected a 1 for 10 reverse split of its common stock. The Company also amended its articles of incorporation to reduce its authorized number of common shares to 25,000,000.

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

There  were  no  shares of stock issued during the  period  ended
March 31, 2002.

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

Dated: __________________________

BACH-HAUSER, INC.


By:
Peter Preston
President