Form 10QSB/A
period 2002-03-31
BACH-HAUSER INC
filed 2002-06-26
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

       for the transition period from ___________to ______________



                        Commission File Number: 000-26953


                                BACH-HAUSER, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          Nevada                                      88-0390697
    -------------------------------               -------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


                 1561 Highway 3, Cayuga, Ontario, CANADA N0A 1E0
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (905) 772-5738
                         -------------------------------
                         (Registrant's telephone number)


            1221 W. Pacific Coast Hwy., #329, Newport Beach, CA 92663
            ---------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ----      ----

As of May 14, 2002, 19,756,013 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X

NOTE: The purpose of this amendment to Form 10-QSB is to correct certain information which was incorrect which was inadvertently included in the Form 10-QS previously filed by the Registrant on or about May 15, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

March 31, 2002 - Un-audited Financial Statements:


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


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FROM DECEMBER 31, 1995 TO MARCH 31, 2002



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


                                              FOR THE THREE MONTH PERIOD     FOR THE PERIOD FROM
                                                        ENDING,                    OCT. 10,
                                                March 31       March 31        1995(INCEPTION)
                                                  2002           2001         TO MARCH 31, 2002
                                               -----------     -----------      -------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Not loss                                       (237,500)        (13,750)       (18,732,820)
  Common stock Issued for services                 236,000          13,250         18,714,150
  Expenses paid by shareholder                           0             500              6,595
  Increases in advances and accrued                  1,500               -              6,075
liabilities payable
                                               -----------     -----------      -------------
    Net cash used in operating activities                -               -            (6,000)
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
  Issuance of common stock for cash                      -               -              6,000
                                               -----------     -----------      -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  -               -                  -
CASH AND CASH EQUIVALENTS:
  - beginning of period                                  -               -                  -
                                               -----------     -----------      -------------
CASH AND CASH EQUIVALENTS:
  - end of period                                        -               -                  -
                                               ===========     ===========      =============
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period

Interest paid                                            -               -                  -
                                               ===========     ===========      =============
Income taxes paid                                        -               -                  -
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

     INTERIM FINANCIAL INFORMATION

     The accompanying un-audited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 1O-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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

                                Plan of Operation


NOTE: The Company ceased doing business with TCR Total Recycling Systems approximately two years ago. Any further references to the Company doing business with TCR are inadvertent and will be deleted.

During the past fiscal quarter, the Company has conducted no significant business and has had no revenues. The Company's operations and expenses have been financed primarily by issuing shares of common stock for expenses and services. The management of the Company is developing a business plan for future business activities that will focus upon raising adequate capital in order to pursue a new business opportunity or an acquisition of an existing business operation.

Management has been discussing several alternatives for raising capital, but no specific plans have been made as yet. Nor are there any specific plans for business opportunities or acquisitions. As soon as Management has a specific plan for a business opportunity or an acquisition, an appropriate announcement will be made to shareholders.


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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                    Recent Sales of Unregistered Securities.

With respect to any prior issuances or transfers respecting unregistered shares of the Company's common stock, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

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

There were no unregistered shares of the Company's common stock issued during the period ended March 31, 2002.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2002.

BACH-HAUSER, INC.

By: /s/ Peter Preston
-----------------------
President