Form 10QSB
period 2002-06-30
BACH-HAUSER INC
filed 2002-09-12
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 JUNE 30, 2002.


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ___________________


                        Commission File Number: 000-26953


                                BACH-HAUSER, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Nevada                                           88-0390697
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     1561 Highway 3, Cayuga, Ontario N0A 1E0
                    ----------------------------------------
                    (Address of principal executive offices)

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

Yes X      No
   ---       ---

As of September 9, 2002, 24,856,013 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                              ---     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                  JUNE 30, 2002
                                  (UNAUDITED)

                                                                June 30
                                                                  2002
                                                            ----------------
                                ASSETS                      $

OTHER ASSETS:
     Intangible assets                                                4,500
                                                            ----------------

TOTAL ASSETS                                                          4,500
                                                            ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accrued liabilities                                              6,500
     Officers advances                                                1,075
                                                            ----------------
                                                                      7,575
                                                            ----------------

                            SHAREHOLDERS' EQUITY

     Common stock:  $.001 par value;
         250,000,000 shares authorized;
           23,606,013 shares isssued and outstanding                 23,606
     Additional paid-in capital                                  18,787,639
     Deficit accumulated during development stage               (18,814,320)
                                                            ----------------
TOTAL STOCKHOLDERS'  EQUITY                                          (3,075)
                                                            ----------------


TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                 $         4,500
                                                            ================



( THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2002
    (WITH COMPARATIVE NUMBERS FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2001)
                                  (UNAUDITED)



                                         FOR THE SIX MONTHS ENDING,      FOR THE THREE MONTHS ENDING   FOR THE PERIOD FROM
                                                                                                          OCT. 10, 1995
                                         June 30         June 30          June 30         June 30           (INCEPTION)
                                           2002           2001             2002             2001          TO JUNE 30, 2002
                                       ------------- --------------    -------------- ---------------   -----------------
                                        $               $              $                $                  $

REVENUE                                           -              -                 -               -                   -
                                       ------------- --------------    -------------- ---------------   -----------------

EXPENSES
General, selling and
  administrative expenses                   319,000         13,750            81,500               0          18,814,320
                                       ------------- --------------    -------------- ---------------   -----------------

Loss before income taxes                   (319,000)       (13,750)          (81,500)              0         (18,814,320)

Provision for income taxes                        -              -                 -               -                   -
                                       ------------- --------------    -------------- ---------------   -----------------

Loss after income taxes                    (319,000)       (13,750)          (81,500)              0         (18,814,320)
                                       ============= ==============    ============== ===============   =================


NET LOSS PER COMMON SHARE -
   - BASIC AND DILUTED                        (0.02)         (0.00)            (0.00)           0.00
                                       ============= ==============    ============== ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED                   19,552,974      9,471,000        21,056,562       9,471,000
                                       ============= ==============    ============== ===============


  (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FROM DECEMBER 31, 1995 TO JUNE 30, 2002

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                              ADDITIONAL           DURING
                                                                               PAID IN           DEVELOPMENT
                                                   COMMON STOCK                CAPITAL              STAGE               TOTAL
                                            ------------------------------------------------------------------------------------
                                               SHARES          $               $                  $                   $

Balance at December 31, 1995                    30,000,000      6,000                    -              (6,000)               -
Net income                                               -          -                    -                    -               -
                                            ------------------------------------------------------------------------------------

Balance at December 31, 1996                    30,000,000      6,000                    -              (6,000)               -
Net income                                               -          -                    -                    -               -
                                            ------------------------------------------------------------------------------------

Balance at December 31, 1997                    30,000,000      6,000                    -              (6,000)               -
Net loss                                                 -          -                    -              (1,075)         (1,075)
                                            ------------------------------------------------------------------------------------

Balance at December 31, 1998                    30,000,000      6,000                    -              (7,075)         (1,075)
Stock issued for intangibles                     9,000,000      4,500                    -                    -           4,500
Net income                                               -          -                    -                    -               -
                                            ------------------------------------------------------------------------------------

Balance at December 31, 1999                    39,000,000     10,500                    -              (7,075)           3,425

Adjustment to par value                                  -     28,500             (28,500)                    -               -
Issuance of shares for services, May 1             200,000        200               55,800                    -          56,000
Issuance of shares for services, May 10            200,000        200               74,800                    -          75,000
Issuance of shares for services, Sept. 1         1,050,000      1,050              282,450                    -         283,500
Issuance of shares for services, Sept. 12          800,000        800              347,200                    -         348,000
Issuance of shares for services, Sept. 15       16,000,000     16,000            7,824,000                    -       7,840,000
Issuance of shares for services, Sept. 27          600,000        600              210,000                    -         210,600
Issuance of shares for services, Oct. 2          2,800,000      2,800            1,033,200                    -       1,036,000
Issuance of shares for services, Oct. 18        13,240,000     13,240            5,084,160                    -       5,097,400
Issuance of shares for services, Nov. 6          2,200,000      2,200              547,800                    -         550,000
Issuance of shares for services, Nov. 17        16,770,000     16,770            2,582,580                    -       2,599,350
Issuance of shares for services, Dec. 15           800,000        800               39,200                    -          40,000
Issuance of shares for services, Dec. 18           800,000        800               35,200                    -          36,000
Expenses paid by shareholder                             -          -                6,095                    -           6,095
Net loss                                                 -          -                    -         (18,177,945)    (18,177,945)
                                            ------------------------------------------------------------------------------------

Balance at December 31, 2000                    94,460,000     94,460           18,093,985         (18,185,020)           3,425

Issuance of shares for services, Jan. 2            250,000        250               13,000                    -          13,250
Issuance of shares for services, Aug. 24           400,000        400               19,600                    -          20,000
Issuance of shares for services, Aug. 28         2,015,000      2,015              139,035                    -         141,050
Issuance of shares for services, Sept. 20          500,000        500               29,500                    -          30,000
Expenses paid by shareholder                             -          -                  500                    -             500
Adjustment for 1 to 10 reverse split          (85,238,987)   (85,239)               85,239                    -               -
Issuance of shares for services, Oct. 24           200,000        200                9,800                    -          10,000
Issuance of shares for services, Oct. 31         2,300,000      2,300               89,700                    -          92,000
Net loss                                                                                              (310,300)       (310,300)
                                            ------------------------------------------------------------------------------------

Balance at December 31, 2001                    14,886,013     14,886           18,480,359         (18,495,320)            (75)

Issuance of shares for services, Jan. 31         4,720,000      4,720              231,280                    -         236,000
Net loss                                                                                              (237,500)       (237,500)
                                            ------------------------------------------------------------------------------------

Balance at March 31, 2002                       19,606,013     19,606           18,711,639         (18,732,820)         (1,575)

Issuance of shares for services, May 29          4,000,000      4,000               76,000                    -          80,000
Net loss                                                                                               (81,500)        (81,500)
                                            ------------------------------------------------------------------------------------

Balance at June 30, 2002                        23,606,013     23,606           18,787,639         (18,814,320)         (3,075)
                                            ====================================================================================


  (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2002
    (WITH COMPARATIVE NUMBERS FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2001)
                                  (UNAUDITED)


                                                  FOR THE SIX MONTH PERIOD ENDING,     FOR THE PERIOD FROM
                                                    June 30           June 30        OCT. 10, 1995(INCEPTION)
                                                     2002              2001              TO JUNE 30, 2002
                                                 ---------------- -----------------   --------------------
                                                   $                 $                  $

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                           (319,000)          (13,750)         (18,814,320)
     Common stock issued for services                    316,000            13,250           18,794,150
     Expenses paid by shareholder                              0               500                6,595
     Increases in advances and accrued
       liabilities payable                                 3,000                 -                7,575
                                                 ---------------- -----------------   ------------------
        Net cash used in operating activities                  -                 -               (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of common stock for cash                          -                 -                6,000
                                                 ---------------- -----------------   ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        -                 -                    -

CASH AND CASH EQUIVALENTS:
     - beginning of period                                     -                 -                    -
                                                 ---------------- -----------------   ------------------

CASH AND CASH EQUIVALENTS:
     - end of period                                           -                 -                    -
                                                 ================ =================   ==================


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period

       Interest paid                                           -                 -                    -
                                                 ================ =================   ==================

       Income taxes paid                                       -                 -                    -
                                                 ================ =================   ==================


  (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                               BACH-HAUSER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

                                  (UNAUDITED)

NOTE 1 -DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Bach-Hauser, Inc.(the "Company") is currently a development-stage Company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on October 10, 1995.

INTERIM FINANCIAL INFORMATION
The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 -SUBSEQUENT EVENT
On September 4, 2002 a further 1,100,000 common shares of Bach-Hauser, Inc. was issued ( at $.02) to parties for work performed on the Company's behalf.

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

On May 3, 2002, Clayton Kass has resigned as a member of the Board of Directors and as an officer of the Company.

As of August 31, 2002, Messrs. Terrence Rodriguez and Russell J. Heaton have been appointed as members of the board of directors.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                    Recent Sales of Unregistered Securities.

There were no shares of stock issued during the period ended June 30, 2002, which were not registered with the Securities and Exchange Commission.

On December 8, 2000, Bach-Hauser, Inc. entered into a licensing and software agreement with Aegiss International, whereby Bach-Hauser would acquire a license for the technology and certain rights to a software program in exchange for 150,000 shares of its common stock. On February 14, 2001, Aegiss International informed Bach-Hauser of its desire to cancel such agreement. Therefore the shares, which were issued pursuant to the Agreement were to have been canceled. The letter canceling the Agreement has been filed as an exhibit to this filing.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS

3.1 The exhibits, consisting of the Company's Articles of Incorporation are attached to the Company's amended Form 10-SB, filed on August 13, 1999. These exhibits are incorporated by reference to that Form.

3.2 The exhibits, consisting of the Company's Bylaws are attached to the Company's amended Form 10-SB, filed on August 13, 1999. These exhibits are incorporated by reference to that Form.

10.1     Cancellation of Licensing Agreement with Aegiss International, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2002


BACH-HAUSER, INC.


By:

/s/ Peter Preston
--------------------------------
President