Form 10QSB
period 2002-09-30
BACH-HAUSER INC
filed 2002-11-19
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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


                    1561 Highway 3, Cayuga, Ontario N0A 1E0
                    (Address of principal executive offices)

                                 (905) 772-5738
                        (Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last
  Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   --      ---
As of November 4, 2002, 32,556,013 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes   No X
                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BACH-HAUSER, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
                                     CONTENTS
                                    ---------
                                                     PAGE
                                                     ----
BALANCE SHEETS                                        1

STATEMENTS OF OPERATIONS                              2

STATEMENT OF STOCKHOLDERS' EQUITY                     3

STATEMENTS OF CASH FLOWS                              4

NOTES TO FINANCIAL STATEMENTS                         5-7




                               BACH-HAUSER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2002


                  ASSETS
                                                    September 30
                                                        2002
                                                    ------------
                                                  $
         OTHER ASSETS:
              Intangible assets                       4,500

         TOTAL ASSETS                                 4,500

              LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Accrued liabilities
                                                      8,000
              Officers advances                       1,075
                                                      9,075
                      SHAREHOLDERS' EQUITY

              Common stock:  $.001
        par value; 250,000,000
        shares authorized; 24,706,013                24,706
        shares isssued and outstanding

        Additional paid-in capital               18,806,889

              Deficit accumulated               (18,836,170)
        during development stage

         TOTAL STOCKHOLDERS' EQUITY                  (4,575)

         TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                          4,500



   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)






















































                                            BACH-HAUSER, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                    FOR THE NINE MONTH PERIOD  ENDING
                            SEPTEMBER 30, 2002 (WITH COMPARATIVE NUMBERS FOR
                            THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2001)

                                  FOR THE NINE MONTHS   FOR THE THREE MONTH      FOR THE PERIOD
                                       ENDING,           PERIOD ENDING,           OCT. 10, 1995
                                     September 30         September 30           (INCEPTION) TO
                                  2002        2001      2002         2001        SEPT. 30, 2002
                                  ----        ----     -------      ------       ---------------
                                   $            $         $           $               $

REVENUE                              -           -           -             -                 -

EXPENSES
General, selling and           340,850     206,300      21,850       192,550        18,836,170
administrative expenses
Loss before income taxes      (340,850)   (206,300)     21,850)     (192,550)      (18,836,170)

Provision for income taxes           -          -            -             -                 -

Loss after income taxes       (340,850)   (206,300)    (21,850)     (192,550)      (18,836,170)

NET LOSS PER COMMON SHARE -
   - BASIC AND DILUTED          (0.02)       (0.02)      (0.00)        (0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
   - BASIC AND DILUTED     21,027,625     9,787,172  23,928,839    10,429,906

                (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)


                                            BACH-HAUSER, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF STOCKHOLDERS'  EQUITY
                              FROM DECEMBER 31, 1995 TO SEPTEMBER 30, 2002


                                                                            DEFICIT
                                                                            ACCUMULATED
                                                              ADDITIONAL    DURING
                                                              PAID IN       DEVELOPMENT
                                              COMMON STOCK    CAPITAL       STAGE          TOTAL
                                            ----------------  ----------    ------------   -----
                                            SHARES        $          $              $           $

Balance at December 31, 1995            30,000,000    6,000          -       (6,000)           -
Net income                                       -        -          -            -            -

Balance at December 31, 1996            30,000,000    6,000          -       (6,000)           -
Net income                                       -        -          -            -            -

Balance at December 31, 1997            30,000,000    6,000          -       (6,000)           -
Net loss                                         -        -          -       (1,075)      (1,075)

Balance at December 31, 1998            30,000,000    6,000          -       (7,075)      (1,075)
Stock issued for intangibles             9,000,000    4,500          -            -        4,500
Net income                                       -        -          -            -           -

Balance at December 31, 1999            39,000,000   10,500          -       (7,075)       3,425

Adjustment to par value                          -   28,500    (28,500)           -            -
Issuance of shares for                     200,000      200     55,800            -       56,000
services, May 1
Issuance of shares for                     200,000      200     74,800            -       75,000
services, May 10
Issuance of shares for                   1,050,000    1,050    282,450            -      283,500
services, Sept. 1
Issuance of shares for                     800,000      800    347,200            -      348,000
services, Sept. 12
Issuance of shares for                  16,000,000   16,000  7,824,000            -    7,840,000
services, Sept. 15
Issuance of shares for                     600,000      600    210,000            -      210,600
services, Sept. 27
Issuance of shares for                   2,800,000    2,800  1,033,200            -    1,036,000
services, Oct. 2
Issuance of shares for                  13,240,000   13,240  5,084,160            -    5,097,400
services, Oct. 18
Issuance of shares for                   2,200,000    2,200    547,800            -      550,000
services, Nov. 6
Issuance of shares for                  16,770,000   16,770  2,582,580            -    2,599,350
services, Nov. 17
Issuance of shares for                     800,000      800     39,200            -       40,000
services, Dec. 15
Issuance of shares for                     800,000      800     35,200            -       36,000
services, Dec. 18
Expenses paid by shareholder                     -        -      6,095            -        6,095
Net loss                                         -        -          -  (18,177,945) (18,177,945)


Balance at December 31, 2000            94,460,000   94,460 18,093,985  (18,185,020)       3,425


Issuance of shares for                     250,000      250     13,000            -       13,250
services, Jan. 2
Issuance of shares for                     400,000      400     19,600            -       20,000
services, Aug. 24
Issuance of shares for                   2,015,000    2,015    139,035            -      141,050
services, Aug. 28
Issuance of shares for                     500,000      500     29,500            -       30,000
services, Sept. 20
Expenses paid by shareholder                     -        -        500            -          500
Adjustment for 1 to 10 reverse         (85,238,987) (85,239)    85,239            -            -
split
Issuance of shares for                     200,000      200      9,800            -       10,000
services, Oct. 24
Issuance of shares for                   2,300,000    2,300     89,700            -       92,000
services, Oct. 31
Net loss                                                                   (310,300)    (310,300)

Balance at December 31, 2001            14,886,013   14,886 18,480,359  (18,495,320)         (75)


Issuance of shares for                   4,720,000    4,720    231,280            -      236,000
services, Jan. 31 (Unaudited)
Net loss (Unaudited)                                                       (237,500)    (237,500)

Balance at March 31, 2002               19,606,013   19,606 18,711,639  (18,732,820)      (1,575)
(Unaudited)

Issuance of shares for                   4,000,000    4,000     76,000            -       80,000
services, May 29 (Unaudited)
Net loss (Unaudited)                                                        (81,500)     (81,500)

Balance at June 30, 2002                23,606,013   23,606 18,787,639  (18,814,320)      (3,075)
(Unaudited)

Issuance of shares for                   1,100,000    1,100     19,250            -       20,350
services, Sept. 4 (Unaudited)
Net loss (Unaudited)

Balance at Sept. 30, 2002               24,706,013   24,706 18,806,889  (18,814,320)      (4,575)
(Unaudited)


                (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)












                                            BACH-HAUSER, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTH PERIOD ENDING
                          SEPTEMBER 30, 2002 (WITH COMPARATIVE NUMBERS FOR THE
                        NINE MONTH PERIOD ENDING SEPTEMBER 30, 2001) (UNAUDITED)

                                         FOR THE NINE MONTH PERIOD        FOR THE PERIOD
                                                  ENDING,                 FROM
                                          September 30  September 30      OCT. 10,1995(INCEPTION)
                                             2002         2001            TO SEPTEMBER 30, 2002
                                          ------------  ------------      -----------------------
                                              $                $                   $
CASH FLOW FROM OPERATING
ACTIVITIES:
     Net loss                             (340,850)        (206,300)              (18,836,170)
     Common stock issued for               336,350          204,300                18,814,500
services
     Expenses paid by shareholder                0              500                     6,595
     Increases in advances and               4,500            1,500                     9,075
accrued liabilities payable
        Net cash used in                         -                -                    (6,000)
operating activities

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
    Issuance of common stock for                 -                -                     6,000
cash

NET CHANGE IN CASH AND CASH                      -                -                         -
EQUIVALENTS

CASH AND CASH EQUIVALENTS:
     - beginning of period                       -                -                         -

CASH AND CASH EQUIVALENTS:
     - end of period                             -                -                         -


SUPPLEMENTAL CASH FLOW
INFORMATION:
    Cash paid during the period

       Interest paid                             -                -                         -

       Income taxes paid                         -                -                         -



                (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)
























                               BACH-HAUSER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Bach-hauser, Inc.(the "Company") is currently a development-stage Company under the provisions of the Financial Accounting Standards Board ("FASB")Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on October 10, 1995.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31,2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are notnecessarily indicative of results of operations to be expected for the full year.

NOTE 2 - SUBSEQUENT EVENTS

On October 2, 2002, the Company issued 7,700,000 Common Shares(5,300,000 free trading to consultants and 2,400,000 restricted to Directors) for work performed on the Company's behalf. These shares were issued at $.02 per share.

On October 25, 2002, the Company approved an Agreement and Plan of Exchange whereby the Company will issue 2,400,000 Common Shares for the purchase of all the outstanding shares of Plan "B"Productions of Utah, Inc., a private Utah company.


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

Effective as of September 12, 2002, Ms Fern Hill resigned as a member of the board of directors and as an officer of the company. The remaining board members did not immediately fill the vacancy created by her resignation. Mr. Peter Preston will assume her duties as secretary and treasurer until a replacement is appointed by the Board of Directors.

                        Subsequent Events

On October 25, 2002, Bach-Hauser, Inc. entered into an Agreement and Plan of Exchange with Plan B Productions of Utah, Inc. ("Plan B"). Pursuant to the terms of the Agreement, Bach-Hauser will acquire 100% of the outstanding shares of Plan B in exchange for 2,400,000 shares of restricted common stock. Plan B will transfer all or substantially all the rights, titles and interests to Bach-Hauser, Inc. The Agreement has been filed as an exhibit to this report.

On November 1, 2002, Bach-Hauser, Inc. entered into an Agreement with Frontline Group Incorporated. The term of the Agreement is to be 12 months. Frontline would provide Bach-Hauser with investor relations services in consideration for 1,500,000 shares of the Company's restricted stock and a monthly payment of approximately US$6,420.13 ($10,000 CDN).

ITEM 3.   CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relation to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

            Recent Sales of Unregistered Securities.

There  were  no  shares of stock issued during the  period  ended
September 30, 2002, which were not registered with the Securities and Exchange Commission.

On  October 2, 2002, Bach-Hauser issued 2,400,000 shares  to  the
Directors for services rendered on behalf of the Company. These shares were issued reliance upon Section 4(2) of the Securities
Act of 1933, as amended.

On December 8, 2000, Bach-Hauser, Inc. entered into a licensing and software agreement with Aegis International, whereby Bach-Hauser would acquire a license for the technology and certain rights to a software program in exchange for 150,000 shares of its common stock. On February 14, 2001, Aegis International informed Bach-Hauser of its desire to cancel such agreement. Therefore the shares, which were issued pursuant to the Agreement, were to have been canceled. The letter canceling the Agreement has been filed as an exhibit to this filing. On October 1, 2002, the Company placed a stop transfer order on the stock until it can cancel the stock certificate.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS

2.1  Agreement  and  Plan of Exchange with Plan B Productions  of
     Utah,  Inc.  (Incorporated by reference to  Exhibit  2.1  as attached  to  the  Company Form 8-K, filed on  November  15,
     2002)

3.1  The  exhibits,  consisting  of  the  Company's  Articles  of
     Incorporation are attached to the Company's amended Form 10-
     SB,   filed   on   August  13,  1999.  These  exhibits   are
     incorporated by reference to that Form.

3.2  The   exhibits,  consisting  of  the  Company's  Bylaws  are
     attached  to  the  Company's amended Form  10-SB,  filed  on
     August   13,  1999.  These  exhibits  are  incorporated   by
     reference to that Form.

10.1 Cancellation of Licensing Agreement with Aegis International, Inc. (Incorporated by reference to Exhibit
     10.1 as attached to the Company's quarterly report on Form 10-QSB for the period ended June 30, 2002, filed on September 12, 2002.)

99.1 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CEO/CFO pursuant to the Securities Exchange
     Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant  to
     Section 302 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

On October 7, 2002, the Company filed a report on Form 8-K regarding the resignation of Fern Hill as an officer and director. The report also included a disclosure regarding Peter Preston's assumption of her duties as secretary and treasurer until the Board of Directors appoints a replacement(s).

Ion November 15, 2002, the Company filed a report on Form 8-K regarding the acquisition of Plan B Productions of Utah, Inc.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2002

BACH-HAUSER, INC.


By: /s/ Peter Preston
Peter Preston
President
  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                             OFFICER
                           PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of Bach-Hauser, Inc.

Date: November 15, 2002       By: /s/ Peter Preston
                              Name: Peter Preston
                              Title: Chief Executive Officer and
                              Chief Financial Officer


                     CERTIFICATE PURSUANT TO
              THE SECURITIES EXCHANGE ACT OF 1934,
                     RULES 13a-14 AND 15d-14
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Preston, Chief Executive Officer/Chief Financial Officer of Bach-Hauser, Inc., certify that:

     (1)  I  have  reviewed  the report on Form 10-QSB  of  Bach-
          Hauser, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



Dated:    November 15, 2002



/s/ Peter Preston
Peter Preston
Chief Executive Officer and
Chief Financial Officer