Form 10KSB
period 2002-12-31
BACH-HAUSER INC
filed 2003-04-08
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File No. 000-26953


                        BACH-HAUSER, INC.
   (Exact name of the registrant as specified in its charter)

          Nevada                                  88-0390697
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

1561 Highway 3, Cayuga, Ontario  N0A 1E0
(Address of principal executive offices)

Registrant's telephone number, including area code: (905) 772-5738

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's Revenue during the year ended December 31, 2002:   $-0-

Aggregate  market  value  of  the voting  and  non-voting  common equity, 49,806,013 shares of common stock, held by non-affiliates based on the price of $0.025 per share (the average bid and asked
price as of March 31, 2003):   $1,245,150.

As of March 31, 2003, the issuer had 52,206,013 shares of its common stock outstanding.


              DOCUMENTS INCORPORATED BY REFERENCE:

                              None

                        TABLE OF CONTENTS

                             PART I

                                                             Page

ITEM 1.   Description Of Business                               3
ITEM 2.   Description Of Property                               5
ITEM 3.   Legal Proceedings                                     5
ITEM 4.   Submission Of Matters To A Vote Of Security Holders   5

                             PART II

ITEM 5.   Market For Common Equity And Related Stockholder
             Matters                                            6
ITEM 6.   Management's Discussion and Plan of Operation         9
ITEM 7.   Financial Statements                                 12
ITEM 8.   Changes In And Disagreements With Accountants On
             Accounting And Financial Disclosure               28

                            PART III

ITEM 9.   Directors, Executive Officers, Promoters And
             Control Persons                                   29
ITEM 10.  Executive Compensation                               31
ITEM 11.  Security Ownership Of Certain Beneficial Owners
             And Management                                    31
ITEM 12.  Certain Relationships And Related Transactions       31
ITEM 13.  Exhibits And Reports On Form 8-K                     32
ITEM 14.  Controls And Procedures                              33

Signatures                                                     34

Certifications                                                 35

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

Bach-Hauser, Inc. was incorporated in the State of Nevada on October 10, 1995. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. From inception until April 1999, the Company was in the developmental stage and had no operating history other than organizational matters and the issuance of common stock to its founders.

On April 29, 1999, the Company approved reorganizing the capital structure by forward splitting its outstanding common stock on a 2.5:1. The forward split had a net result of 7,500,000 shares held by non-officers and 7,500,000 restricted shares held by officers for a total of 15,000,000 issued and outstanding shares.

Originally the Company's primary focus was to seek a viable company or companies with whom it could merge or acquire. On September 3, 1999, the Company announced that it had entered into a licensing agreement with TCR Environmental Corp, a corporation incorporated under the laws of the Province of Ontario, Canada. TCR is engaged in the design, construction, the equipping and operation of waste management facilities for the recycling, composting and disposing of municipal and institutional solid waste, and the sale or other disposition of the resultant compost and recycled products. Until early last year, TCR operated a waste-processing facility in the Town of Aylmer, in the Province of Ontario, Canada, which was intended to serve as a model for the turn-key waste-processing facility proposed by TCR to be manufactured and marketed throughout the world.

Under the terms of that agreement, the Company was granted the exclusive license to distribute, use and sell the products throughout the world, with the exception of Canada, and to use the information and knowledge of TCR in conjunction with the products. The agreement also granted the Company the exclusive rights to use and exploit the information and knowledge in the distribution of the products. The agreement is to remain in full force and effect for a period of 25 years, with an option to extend the term for a period of 25 years. As consideration for the license, the Company issued 4,500,000 shares of its common stock to TCR.

As the Company began to develop this original business plan, we became increasingly concerned with the many barriers and costs related to carrying on that business. During 2002, we terminated the agreement with TCR and decided to enter a different business.

The Company has not filed bankruptcy, been in receivership, or been involved in any similar proceedings. We have had no sales or revenues of a significant amount and we currently have no products or services ready to sell. Accordingly, there is no backlog of orders, or dependence on any one or few large customers.

Acquisition of Plan B Productions of Utah, Inc.

On October 25, 2002, the Company entered into an Agreement and Plan of Exchange with Plan B Productions of Utah, Inc. ("Plan B"). Pursuant to the terms of the Agreement as amended on March 18, 2003, Bach-Hauser acquired 100% of the outstanding shares of Plan B in exchange for 250,000 shares of the Company's restricted common stock. Under the terms of the Agreement, Plan B will transfer all or substantially all of the rights, titles and interests in and to its assets and business to Bach-Hauser.

Plan B is a U.S.-based independent film company incorporated under the laws of the State of Utah on August 1, 2002. Plan B is involved in the production and exploitation of family film product and owns several motion picture assets, including a feature length film in post-production and two scripts considered by Bach-Hauser management as worthy of pursuing production financing discussions. The president of Plan B is Russell J. Heaton, who is also a member of the board of Directors of Bach-Hauser. Plan B is now a wholly-owned subsidiary of Bach-Hauser. It is the intention of the Company for the present to involve Plan B in certain aspects of Bach-Hauser's proposed family entertainment and film business. Essentially when it makes business sense for Plan B, as a U.S. corporation to qualify for and enter into business relationships with reputable companies for such activities in the United States as acquisition of properties, arranging distribution in certain U.S. markets, etc., it will be involved therein.

The Company intends to continue the business operations conducted by Plan B and Mr. Heaton will continue to serve as Plan B's
President.

Current Trends

Based on the best information our directors and other consultants have given us, we believe that there is a growing demand worldwide for film and television "content." This seems to be due to the expansion of cable, satellite, and Internet communications systems worldwide. At the same time, the costs of producing and distributing films for a theatrical market (films exhibited in theaters) is becoming prohibitive to a small independent producer. Hence, we intend to make films that will be mostly distributed via other marketing channels: cable and syndicated television; video and DVD; and foreign distribution channels, which enable films to be made using digital filming and editing technology.

Competition

We are facing competition from the major Hollywood studios, as well as many large independent US and other film-makers, all of which are better financed, have a large pool of talent, and are better funded than we are.

Government Regulation

The Company is not subject to any industry-specific government regulations, nor do we need governmental approval for any of our operations.

Research and Development

We have made no significant expenditures on research and development during the two most recent fiscal years or subsequent interim period.

Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. During 2002, Fern Hill and Clayton Kass resigned as officers and directors of the Company. The vacancies on the Board of Directors was filled by Terrence Rodrigues and Russell Heaton. Mr. Rodrigues currently serves as the Company's CFO.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from one of its directors at no cost to the Company. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between the director and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the year ended December 31, 2002.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information

Our common stock began trading on the Over-the-Counter Electronic Bulletin Board in August 1999, and currently trades under the symbol "BHUS." The following table sets forth, for the periods indicated, quotations for the high and low bid prices for our common stock for each quarter within the last two fiscal years.

                                High        Low

               1st Qtr. 2001    $0.02      $0.01
               2nd Qtr. 2001    $0.04         *
               3rd Qtr. 2001    $0.11      $0.04
               4th Qtr. 2001    $0.11      $0.03

               1st Qtr. 2002    $0.13      $0.02
               2nd Qtr. 2002    $0.05         *
               3rd Qtr. 2002    $0.04      $0.01
               4th Qtr. 2002    $0.03      $0.01

               1st Qtr. 2003    $0.04      $0.01

* Less than $0.01

The source of this information is Yahoo! Finance quotation services and broker-dealers making a market in the Company's common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Effect of Penny Stock Rules

The "penny stock" rules could make selling shares more difficult for the selling security holders. Our common stock will be a "penny stock," under Rule 3a51-1 under the Securities Exchange Act of 1934 unless and until the shares reach a price of at least $5.00 per share, we meet the financial size and volume levels for our common stock not to be considered a penny stock, or we register the shares on a national securities exchange or they are quoted on the NASDAQ system. The shares are likely to remain penny stocks for a considerable period after the shares that are being offered are sold. A "penny stock" is subject to Rules 15g-l through 15g-10 of the Securities exchange Act that require securities broker-dealers, before carrying out transactions in any "penny stock," to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer; and to send monthly statements to customers with market and price information about the "penny stock." Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to approve the "penny stock" purchaser's account under standards specified in the rule, and deliver written statements to the customer with information specified in the rule. These additional requirements could prevent broker-dealers from carrying out transactions and limit the ability of the selling security holders in the Public Offering to sell their shares into any secondary market for our common stock and also limit the ability of any subsequent shareholders to sell the shares in the secondary market.

Holders

As of March 31, 2003, there were 52 holders of record of the Company's common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its common Stock held by others or in nominee names exceeds 1,100 in number.

Dividends

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earning, alternative needs for funds and other conditions existing at the time.

Shares Eligible for Future Sale

As of March 31, 2003, we had an aggregate of 52,206,013 shares of our common stock issued and outstanding, 3,309,200 of which are "restricted securities," which may be sold only in compliance with Rule 144 under the Securities Act of 1933, as amended or exemptions from registration requirements of this act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year after payment therefore may sell, in brokers' transactions or to market makers, an amount not exceeding 1% of the outstanding class of securities being sold, or the average weekly reported volume of trading of the class of securities being sold over a four-week period, whichever is greater, during any three-month period. (Persons who are not our affiliates and who had held their restricted securities for at least two years are not subject to the volume or transaction limitations.) The sale of a significant number of these shares in the public market may adversely affect prevailing market prices of our securities.

Securities Authorized for Issuance Under Equity Compensation
Plans

On December 19, 2001, the Company adopted a Consulting and Legal Services Plan (the "Plan") which provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. A copy of the Plan is attached to this Report at Exhibit 4.1. All shares issued pursuant to the Plan were registered with the Securities and Exchange Commission on Form S-8, as follows:

SEC             Effective Date   Number of       Number of
Registration    of Registration  securities      securities
Number          Statement        issued under    remaining
                                 equity          available for
                                 compensation    future issuance
                                 plan            under equity
                                                 compensation
                                                 plans
                                                 (excluding
                                                 securities
                                                 reflected in
                                                 column (c))

(a)             (b)              (c)             (d)

333-82100       02/04/02          4,720,000               0
333-88180       05/14/02          5,100,000               0
333-100253      10/02/02          8,000,000       2,700,000
333-101665      12/05/02         10,000,000         750,000
333-103933      03/20/03         14,000,000       3,600,000


Recent Sales of Unregistered Securities

There were no unregistered shares of the Company's common stock issued during the period ended March 31, 2002.

There were no shares of stock issued during the period ended June
30, 2002, which were not registered with the Securities and Exchange Commission.

There were no shares of stock issued during the period ended
September 30, 2002 which were not registered with the Securities and Exchange Commission.

On October 2, 2002, Bach-Hauser issued an aggregate 2,400,000 shares to its directors for services rendered on behalf of the Company.

On October 18, 2002, the Company granted to one individual an option to purchase 250,000 shares of the Company's restricted common stock at the purchase price of $0.10 per share, commencing the date of grant and expiring in five years on October 18, 2007. The shares issuable upon exercise carry piggy-back registration rights. The option was granted in consideration of services provided or to be provided to the Company.

With respect to these issuances of or grants of options for the purchase of unregistered shares of the Company's common stock, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

Issuance of Stock for Acquisitions

As previously reported, on December 8, 2000, the Company entered into a licensing and software agreement with Aegis International, whereby the Company would acquire a license for the technology and certain rights to a software program in exchange for 150,000 shares of its common stock. On February 14, 2001, Aegis International informed the Company in writing of its desire to cancel such agreement. Therefore the shares, which were issued pursuant to the Agreement, were to be returned to the Company for cancellation. A copy of Aegis International's letter canceling the Agreement is filed at Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002. Since the Company had not received the certificate, on October 1, 2002, the Company placed an administrative stop transfer order on the shares. As of the date of this Report, the shares have not been cancelled or submitted for transfer. The shares are treated as cancelled for accounting purposes in the accompanying financial statements.

On October 25, 2002, Bach-Hauser, Inc. entered into an Agreement and Plan of Exchange with Plan B Productions of Utah, Inc. ("Plan B"). Pursuant to the terms of the Agreement and upon approval of the Plan B shareholders, Bach-Hauser acquired 100% of the outstanding shares of Plan B in exchange for 2,400,000 shares of restricted common stock. Under the terms of the Agreement, Plan B will transfer all or substantially all of the rights, titles and interests in and to its assets and business to Bach-Hauser.

On March 18, 2003, the consideration given in exchange for 100% of the outstanding shares of Plan B was reduced from 2,400,000 to 250,000 shares of restricted common stock, which shall be delivered to the Plan B shareholders within 60 days. A copy of the Amendment is attached to this Report at Exhibit 2.2.

The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
          OPERATION

                        Plan of Operation

In August of 2002, our Company's Board of Directors decided to abandon the waste recycling/management business, and develop a new Plan of Operation, which is to engage in the acquisition of film and television projects; the development, production, and distribution of film and television projects or properties; and to provide customers in what is known as the "Family" film market with the highest quality products and service to meet their specific needs for wholesome family entertainment.

Business Strategy

We plan to capitalize on the growing demand worldwide for film and television products, especially in the market known as "Family" entertainment. Our business plan was developed to find, develop, package and produce mainly independent film and television projects and productions; and to engage writers, producers, directors and other talent who have a lot of combined experience, talent, and credits for their past endeavors in producing entertaining films.
What is the family film market? We believe there is a large audience for films worldwide, that has a negative view of much of the standard fare currently being produced by the major Hollywood studios, most of which films are filled with gratuitous sex, violence, and anti-family themes or content. We believe this target audience is willing to support films whose content or message has a broader appeal to an audience of all ages.

Our business plan has these main elements which we hope will be successful:

     * Locate our facilities in Canada: this makes sense due to the lower cost of doing business in Canada vs. the exchange rate for the U.S. Dollar (which may change without notice).

     * There is an abundance of film talent in Canada, especially in Toronto: writers, producers, directors, actors and crews.

     * There is an abundance of prime filming locations and scenery.

     * Both federal and provincial governments are favorable to the film industry.

     * Many tax treaties and other tax advantages will help with film financing.

     * The worldwide market is ready for family content.

     * Keep control of costs to maximize profits.

     * Enter into co-productions with other independents when it makes economic sense.

     * Find and use the most reputable distributors for our products.

We are currently investigating various projects available to us for either producing or co-producing with other independent companies. All of the various projects will require funding, and we will need to make significant efforts to arrange financing.
We have had serious discussions with government agencies in Canada, both national and provincial regarding the tax benefits and application procedures for obtaining Canadian tax credits to assist in financing projects.

We have recently acquired 100% of the outstanding shares of a U.S.-based independent film company, Plan B Productions of Utah,
Inc., described elsewhere in this Report.  Plan B's assets

included an uncompleted film with the working title of "Bottom Dollar." This film will require approximately US$60,000 to complete and be ready for distribution. We also acquired two completed film scripts, and we intend to explore the production value of one of the scripts as a production for later this year, assuming we can arrange financing. We are also exploring several similar acquisition possibilities of other independent film-related companies we believe would quickly establish our company as a production company, or would acquire other similar film properties, or could generate cash flow. Such acquisitions, if made, would most likely be on a stock-for-stock basis, as in the Plan B acquisition.

We will need to find more talented people with film credits or industry experience to join our Company. At present, we do not have adequate capital to attract such talent; major efforts will need to be expended to arrange a stable capital base in our Company.

We will also need to expend efforts to align our Company with reputable film distributors, especially in the foreign film distribution markets.


ITEM 7.   FINANCIAL STATEMENTS.

We have not been able to obtain, after reasonable efforts, the written consent of Merdinger, Fruchter, Rosen & Company, P.C., Certified Public Accountants, in respect to our reliance upon the financial statements and auditor's report included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as required by Section 7 of the Securities Act of 1933, as amended (the "Act"). Accordingly, you will not be able to sue Merdinger, Fruchter, Rosen & Company, P.C. pursuant to Section 11(a)(4) of the Act and therefore your right of recovery under that section may be limited as a result of the lack of consent.


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2002 AND 2001


                            CONTENTS
                                                            Page


Independent Auditors' Report.............................   F-1

Consolidated Financial Statements:

   Consolidated Balance Sheet............................   F-2

   Consolidated Statements of Operations.................   F-3

   Consolidated Statement of Stockholders' Equity........   F-4 to F-6

   Consolidated Statements of Cash Flows.................   F-7

   Notes to Consolidated Financial Statements............   F-8 to F-15


                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Bach-Hauser, Inc.
Toronto, Canada

We have audited the accompanying balance sheet of Bach-Hauser, Inc. (a Development Stage Company), as of December 31, 2002, and the related statement of operations, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bach-Hauser, Inc. (a Development Stage Company), as of as of December 31, 2002, and the related statement of operations, stockholders' deficit, and cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 27, 2003





                                                              F-1

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002




                            ASSETS

Other assets:
  Intangible assets (Note 4)                        $      4,500
  Film assets (Note 6)                                   107,863
                                                    -------------

         Total assets                               $    112,363
                                                    =============



             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities and purchases (Note 5)        $     60,463
  Officers advances                                        1,075
                                                    -------------

         Total current liabilities                        61,538
                                                    -------------

Stockholders' equity:
  Common stock:  $.001 par value;
  250,000,000 shares authorized;
    41,656,013 shares issued and
    outstanding                                           41,656
  Additional paid-in capital                          19,060,669
  Deficit accumulated during development stage       (19,051,500)
                                                    -------------

         Total stockholders' equity                       50,825
                                                    -------------

         Total liabilities and stockholders'
           equity                                   $    112,363
                                                    =============



The accompanying notes form an integral part of these
consolidated  financial statements.                               F-2

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the period from
                                              For the years ended           October 10, 1995
                                           December 31,    December 31,      (inception) to
                                              2002            2001         December 31, 2002
                                           ------------    ------------   -------------------

Revenue                                     $        -      $        -        $          -
                                           ------------    ------------      --------------


Expenses -
  general, selling and administrative
   expenses                                    556,180         311,300          19,051,500
                                            -----------     -----------      --------------

Loss before income taxes                      (556,180)       (311,300)        (19,051,500)

Provision for income taxes                           -               -                   -
                                           ------------    ------------      --------------

Net loss                                    $ (556,180)     $ (311,300)       $(19,051,500)
                                           ============    ============      ==============

Net loss per common share -
  basic and diluted                         $    (0.02)     $    (0.03)
                                           ============    ============

Weighted average number of common
  shares outstanding -
    basic and diluted                       24,353,684      10,878,576
                                           ============    ============


The accompanying notes form an integral part of these
consolidated  financial statements.                                                    F-3

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FROM DECEMBER 31, 1995 TO DECEMBER 31, 2002

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1995                30,000,000   $  6,000     $         -     $    (6,000)    $        -
Net income
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1996                30,000,000      6,000                          (6,000)
Net income
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1997                30,000,000      6,000                          (6,000)
Net loss                                                                                   (1,075)        (1,075)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1998                30,000,000      6,000                          (7,075)        (1,075)
Stock issued for intangibles                 9,000,000      4,500                                          4,500
Net income
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1999                39,000,000     10,500                          (7,075)         3,425

Adjustment to par value                                    28,500         (28,500)
Issuance of shares for services, May 1         200,000        200          55,800                         56,000
Issuance of shares for services, May 10        200,000        200          74,800                         75,000
Issuance of shares for services, Sept. 1     1,050,000      1,050         282,450                        283,500
Issuance of shares for services, Sept. 12      800,000        800         347,200                        348,000
Issuance of shares for services, Sept. 15   16,000,000     16,000       7,824,000                      7,840,000
Issuance of shares for services, Sept. 27      600,000        600         210,000                        210,600



The accompanying notes form an integral part of these
consolidated  financial statements.                                                           F-4

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                   FROM DECEMBER 31, 1995 TO DECEMBER 31, 2002

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Issuance of shares for services, Oct. 2      2,800,000      2,800       1,033,200                       1,036,000
Issuance of shares for services, Oct. 18    13,240,000     13,240       5,084,160                       5,097,400
Issuance of shares for services, Nov. 6      2,200,000      2,200         547,800                         550,000
Issuance of shares for services, Nov. 17    16,770,000     16,770       2,582,580                       2,599,350
Issuance of shares for services, Dec. 15       800,000        800          39,200                          40,000
Issuance of shares for services, Dec. 18       800,000        800          35,200                          36,000
Expenses paid by shareholder                                                6,095                           6,095
Net loss                                                                               (18,177,945)   (18,177,945)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2000                94,460,000     94,460      18,093,985      (18,185,020)         3,425

Issuance of shares for services, Jan. 2        250,000        250          13,000                          13,250
Issuance of shares for services, Aug. 24       400,000        400          19,600                          20,000
Issuance of shares for services, Aug. 28     2,015,000      2,015         139,035                         141,050
Issuance of shares for services, Sept. 20      500,000        500          29,500                          30,000
Expenses paid by shareholder                         -          -             500                             500
Adjustment for 1 to 10 reverse split       (85,238,987)   (85,239)         85,239
Issuance of shares for services, Oct. 24       200,000        200           9,800                          10,000
Issuance of shares for services, Oct. 31     2,300,000      2,300          89,700                          92,000
Net loss                                                                                  (310,300)      (310,300)
                                            ----------   ---------    ------------    -------------   ------------


The accompanying notes form an integral part of these
consolidated  financial statements.                                                                        F-5

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                   FROM DECEMBER 31, 1995 TO DECEMBER 31, 2002

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2001                14,886,013     14,886      18,480,359     (18,495,320)           (75)

Issuance of shares for services, Jan. 31     4,720,000      4,720         231,280                        236,000

Issuance of shares for services, May 29      4,000,000      4,000          76,000                         80,000

Issuance of shares for services, Sept. 4     1,100,000      1,100          19,250                         20,350

Issuance of shares for services, Oct. 2      7,700,000      7,700         146,300                        154,000

Issuance of shares for services, Dec. 5      1,600,000      1,600          28,480                         30,080

Issuance of shares for services, Dec. 17     7,650,000      7,650          76,500                         84,150

Issuance of options for services, October 18                                2,500                          2,500

Net loss                                                                                 (556,180)      (556,180)
                                            ----------   ---------    ------------   -------------    -----------

Balance at December 31, 2002                41,656,013   $ 41,656     $19,060,669    $(19,051,500)     $  50,825
                                            ==========   =========    ============   =============    ===========

The accompanying notes form an integral part of these
consolidated  financial statements.                                                                           F-6


                             BACH-HAUSER, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                               For the period from
                                                   For the years ended           October 10, 1995
                                                December 31,    December 31,      (inception) to
                                                   2002            2001         December 31, 2002
                                                ------------    ------------   -------------------

Cash flows provided by (used for)
 operating activities:
   Net loss                                     $ (556,180)     $ (311,300)       $ (19,051,500)
                                                -----------     -----------       --------------

 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Common stock issued for services               545,180         306,300           19,075,030
    Options issued for services                      2,500               -                    -
    Expenses paid by shareholder                         -           1,500                6,595

  Changes in assets and liabilities
    (Increase) decrease in assets -
      film assets                                        -               -                    -

    Increases in liabilities -
      increases in advances and accrued
       liabilities payable                           8,500           3,500               13,075
                                                -----------     -----------       --------------

          Total adjustments                        556,180         311,300           19,094,700
                                                -----------     -----------       --------------

          Net cash provided by operating
           activities                                    -               -               43,200

Cash flows provided by financing activities -
  issuance of common stock for cash                      -               -                6,000
                                                -----------     -----------       --------------

Net increase in cash and cash equivalents                -               -                    -
Cash and cash equivalents - beginning of
 year/period                                             -               -                    -
                                                -----------     -----------       --------------

Cash and cash equivalents - end of year         $        -       $       -        $           -
                                                ===========     ===========       ==============


Supplemental disclosure of cash flow
information:
  Interest paid                                 $        -       $       -        $           -
                                                ===========     ===========       ==============
  Income taxes paid                             $        -       $       -        $           -
                                                ===========     ===========       ==============

Supplemental disclosure of investing and
financing activities:
  Issuance of common shares issued for
    development services capitalized as
     film costs                                 $   59,200       $       -
                                                ===========     ===========
  Issuance of common shares for services        $  596,880       $ 306,300
                                                ===========     ===========
Film costs acquired in Plan B acquisition       $   48,643       $       -
                                                ===========     ===========



The accompanying notes form an integral part of these
consolidated  financial statements.                                                         F-7


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(1)  Description of Business and Significant Accounting Policies:

     Nature of Operations:

          Bach-Hauser, Inc. (the "Company") is currently a development stage Company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 10, 1995.

     Basis of Presentation:

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

     Use of Estimates:

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

     Cash and Cash Equivalents:

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Long-Lived Assets:

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


                                                              F-8
                              20


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001




(1)  Description of Business and Significant Accounting Policies,
Continued:

     Fair Value of Financial Instruments:

          The Company's financial instruments consist of certain assets and liabilities whose carrying amounts approximate their fair value due to the highly liquid nature of these short-term instruments. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

     Income Taxes:

          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

     Loss Per Share:

          During 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all diluted potential common shares outstanding during the period. The computation of Diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. 250,000 options are excluded from the computation of Diluted LPS as their inclusion would be anti-dilutive.

          On April 24, 2000, the Company effected a 2 for 1 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

     Stock-Based Compensation:

          SFAS No. 123, "Accounting for Stock-Based
          Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.


                                                              F-9

                         BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(1)  Description of Business and Significant Accounting Policies,
     Continued:

     Stock-Based Compensation, Continued:

        For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of the grant. For stock-based awards, the value is based on the market value for the stock on the date of grant. Stock option awards and warrants are valued using the Black-Scholes option-pricing model.

     Comprehensive Income:

        SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002 and 2001, and for the period from October 10, 1995 (inception) to December 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

     Segment Reporting:

          Based on the Company's integration and management strategies, the Company will operate in a single business segment. For the period from October 10, 1995
          (inception) to December 31, 2002, no revenue has been earned and all operations are domestic.

     Recent Accounting Pronouncements:

          On June 29, 2001, SFAS No. 141, "Business
          Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company did not have a material impact to the Company's financial position or results of operations since the Company did not participate in such activities covered under this pronouncement.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company did not have a material impact to the Company's financial position or results of operations since the Company did not participate in such activities covered under this pronouncement.


                                                             F-10

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001




(1)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In April 2002, the FASB issued Statement No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections," to update, clarify, and simplify existing accounting pronouncements. SFAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS Statement No. 64, which amended SFAS Statement No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS
          No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FASB No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on the Company's financial statements.



                                                             F-11
                              23



                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001




(1)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

          The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.
          The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.



                                                             F-12
                                24



                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001




(1)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


(2)  Related Party Transactions:

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



                                                             F-13
                              25



                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001




(3)  Income Taxes:

     The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                            For the Period
                                                           From October 10,
                                            December 31,   1995 (inception)
                                           --------------   to December 31,
                                           2002      2001         2002
                                           -----    -----   ---------------

          Federal Income tax rate           34%      34%           34%
          Effect of Valuation Allowance    (34%)    (34%)         (34%)
                                           -----    -----        -------

          Effective Income Tax Rate          0%       0%            0%
                                           =====    =====        =======

     At December 31, 2002, the Company had net carryforward losses of $19,052,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

     Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              December 31,
                                                  2002
                                              ------------

          Net operating loss carry forward    $ 6,477,850
          Valuation allowance                  (6,477,850)

          Net deferred tax asset              $         -
                                              ============

     Net operating loss carryforwards expire in 2016.


(4)  Intangible Assets:

       Intangible assets consist of property rights. This asset has not been placed in service and no amortization has been recorded.


                                                             F-14
                               26



                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2002 AND 2001



(5)  Acquisition of Assets:

     On October 25, 2002, The Company entered into an Agreement and Plan of Exchange with Plan B productions of Utah, Inc. ("Plan B"). Pursuant to the terms of the Agreement and with approval of the Plan B shareholders, the Company acquired 100% of the outstanding shares of Plan B in exchange for 2,400,000 shares of restricted common stock. Under the terms of the Agreement, Plan B will transfer all or substantially all of the rights, titles and interests in and to those assets and business to the Company.

     As of December 31, 2002, these restricted common shares have not been issued and thus the Company has accrued as a liability the value of the purchase of Plan B shares.

(6)  Film Assets:

     A portion of the film assets were acquired as part of the purchase of Plan B and consist of one uncompleted feature length film and two completed film scripts. In addition, the Company has the option to co-produce another film. Also included in film costs are certain costs associated with development of certain costs, capitalized in accordance with SOP 00-2.

     The uncompleted film requires approximately $60,000 in completion costs and contingent deferments to certain cast and crew members of approximately $150,000, to be paid out of producers net distribution proceeds, if any, after the Company has recouped estimated net rentals of $300,000. These contingent liabilities have not been reflected in these financial statements. When the film is completed, these costs will be capitalized and amortized pursuant to the film forecast method as set forth in SOP 00-2.

     The two complete film scripts the Company owns have not been accorded any value in these financial statements as the Company, nor Plan B stockholders, incurred any costs to obtain these assets.

(7)  Options:

     On October 18, 2002, the Company granted 250,000 options with an exercise price of $.10, to a consultant for services performed. The options are fully vested and expire in 5 years.

(8)  Subsequent Event:

     On March 18, 2003 the Company amended the Agreement and Plan of Exchange with Plan B regarding the purchase of Plan B shares. The Company will acquire 100% of the outstanding shares of Plan B for 250,000 shares of restricted common stock instead of the original 2,400,000 shares of restricted common stock.



                                                             F-15
                               27




ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 24, 2003, the Company dismissed Merdinger, Fruchter, Rosen & Co., P.C. ("MFRC") and replaced it with Stonefield Josephson, Inc. ("SJI") as the Company's independent accountants engaged to audit its financial statements for the fiscal year ending December 31, 2002. The decision to change accountants was approved by the Company's Board of Directors.

MFRC's reports on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, however the reports did contain a going concern explanatory paragraph.

During the Company's two most recent fiscal years, and any subsequent interim period preceding such change in accountants, there were no disagreements with MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the Company's two most recent fiscal years, and any subsequent interim period preceding such change in accountants, neither the Company nor anyone on its behalf consulted SJI regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in the preceding paragraph).

The Company has requested that MFRC review the above disclosure and furnish the Company with a letter addressed to the Commission attesting to its agreement with the disclosure or containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is filed at
Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed with the SEC on March 12, 2003.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

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

The Company's officers and directors will devote their time to the business on an as-needed basis.


Name                 Age   Position                   Director Since
----                 ---   --------                   --------------

Peter L. Preston      67   President, Secretary,      December 1999
                           Treasurer,  CEO and
                           Director of the Company

Russell J. Heaton     56   Director of the Company    August 2002
Heaton                     and President of Plan B

Terrence Rodrigues    48   CFO and Director of the    August 2002
                           Company



Peter L. Preston

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

Russell J. Heaton

Mr. Heaton, a director of the Company, has been the President of Plan B Productions of Utah, Inc., the Company's wholly-owned subsidiary, since August 2002. Mr. Heaton's business career has included owning and managing his own marketing consulting and advertising firm with major accounts. From 1987 to 1992 he was the General Sales Manager for KUTV Channel 2, Salt Lake City, Utah. From 1992 to 1995 he was President and General Manager, plus manager of the production facility for KJZZ Channel 14, Salt Lake City, Utah. From 1995 to 1996 Mr. Heaton was Vice President

of Operations and Sales for a Salt Lake-based coffee roasting and distribution company called Grounds for Coffee. In 1995 he left to start his own advertising/media/consulting company known as Compelling Strategies. At the same time he also began a long-term consulting arrangement with a PBS-affiliate television station in Orange County, California. Mr. Heaton earned a BA degree in Political Science and Latin American Studies from Brigham Young University; he also took graduate studies in advanced management techniques from Notre Dame University.

Terrence Rodrigues

Mr. Rodrigues brings to the Company over 24 years experience in financial management and expertise. Mr. Rodrigues is a Chartered
Accountant and has has acted in controllership and accounting management positions for various companies mainly in the real estate sector. From 1988 to present, Mr. Rodrigues was a controller/accounting manager for various companies, including
Royal LePage Commercial Inc. and Diversified Capital Inc. He was responsible for all client financial reporting, the proper operation of the accounting department and accounting systems and taxation issues. In addition, Mr. Rodrigues was involved in the due diligence in the acquisition and disposition of real estate property.

Conflicts of Interest

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a business opportunity becomes available for the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2002, the Company's officers and directors and all of the person known to the Company to own more than 10% of the Company's common stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

Audit Committee and Code of Ethics

The Company's Board of Directors has not yet appointed an audit committee. The Company is in the process of taking steps to form an audit committee and to establish a written code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION

We have not paid cash compensation to any officer or director since its inception, however, we have issued restricted stock to our officers and directors during the last fiscal year. In October 2002, we issued 1,000,000 shares to Peter Preston, with an estimated value of $20,000; 1,000,000 shares to Russell Heaton, with an estimated value of $20,000, and 400,000 shares to Terrence Rodrigues, with an estimated value of $8,000, for services rendered to the Company.

We currently have no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering our officers or directors.

We have not made or contemplated making any advances to any of our officers or directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth each person known to us, as of the date of this Report, to be a beneficial owner of five percent (5%) or more of the Company's outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares. Except as noted, each person has sole voting and investment power with respect to the shares shown. None of the beneficial owners has the right to acquire any shares the Company's common stock within 60 days pursuant to options, warrants, rights, conversion privileges, or similar obligations. Unless otherwise indicated, all shares are directly owned by the persons named. The address of each Beneficial Owner shall be that of the Company.

                            Amount and Nature of    Percent of
Name of Beneficial Owner    Beneficial Ownership     Class (1)
-------------------------   --------------------    ----------

Peter L. Preston                 1,000,000             1.9%

Russell J. Heaton                1,000,000             1.9%

Terrence Rodrigues                 400,000               *

Includes all officers and
directors as a group (3          2,400,000             4.6%
individuals)

*  Less than 1%.

(1) Based on 52,206,013 shares outstanding at March 31, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Russell Heaton, a director of the Company, has an ownership position of 10% in Plan B Productions of Utah, Inc.(Plan B), which was acquired 100% by the Company on October 25, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   Number     Description

     2.1       Agreement and Plan of Exchange with Plan B
               Productions of Utah, Inc. (incorporated by reference to Exhibit 2.1 to the Company Form 8-K, filed on November 15, 2002)

     2.2*      Amendment No. 1 to the Agreement and Plan of
               Exchange with Plan B Productions of Utah, Inc.

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Amended
               Form 10-SB, filed on August 13, 1999)

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Amended Form 10-SB, filed on August 13, 1999)

     4.1*      Consulting and Legal Services Plan

     10.1 Cancellation of Licensing Agreement with Aegis International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the period ended June 30, 2002, filed on September 12, 2002)

     16.1      Letter from Merdinger, Fruchter, Rosen & Co., P.C.
               (incorporated by reference to Exhibit 16.1 to the
               Company's Amended Form 8-K, filed on March 12,
               2003)

     21*       Subsidiaries

* Filed herewith.


(b)  Reports on Form 8-K:

       June 26, 2002       Reporting the change in
                           the Registrant's business address

       October 7, 2002     Reporting the resignation of Fern Hill
                           from the Board of Directors

       November 15, 2002   Reporting the acquisition of Plan B
                           Productions of Utah, Inc. and amended on March 12, 2003 to Include the financial statements and pro forma financial information required by Item 7(b) of Form 8-K

       February 20, 2003   Reporting the change in Registrant's certifying
                           accountant as amended March 12, 2003 to include the letter from its former accountants


ITEM 14.  CONTROLS AND PROCEDURES

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


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         (Registrant) BACH-HAUSER, INC.


                         By:/s/
                         Peter L. Preston, President,
                         Secretary/Treasurer and Chief Executive
                         Officer

                         Date:  April 4, 2003


                         By:/s/
                         Terrence Rodrigues, Chief Financial
                         Officer

                         Date:  April 4, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By:/s/
                         Peter L. Preston, Director

                         Date:  April 4, 2003



                         By:/s/
                         Terrence Rodrigues, Director

                         Date:  April 4, 2003



                         By:/s/
                         Russell J. Heaton, Director

                         Date:  April 4, 2003


            CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter L. Preston, Chief Executive Officer of Bach-Hauser, Inc.
(the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: April 4, 2003           /s/
                              Peter L. Preston
                              Chief Executive Officer

            CERTIFICATION OF CHIEF FINANCIAL OFFICER
                           PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Terrence Rodrigues, Chief Financial Officer of Bach-Hauser,
Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: April 4, 2003           /s/
                              Terrence Rodrigues
                              Chief Financial Officer


                     CERTIFICATE PURSUANT TO
        PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                     RULES 13a-14 AND 15d-14
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter L. Preston, Chief Executive Officer of Bach-Hauser,
Inc., certify that:

     (1)  I have reviewed this Annual Report on Form 10-KSB of
          Bach-Hauser, Inc.;

     (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date:  April 4, 2003



/s/
Peter L. Preston
Chief Executive Officer

                     CERTIFICATE PURSUANT TO
        PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                     RULES 13a-14 AND 15d-14
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Terrence Rodrigues, Chief Financial Officer of Bach-Hauser,
Inc., certify that:

     (1)  I have reviewed this Annual Report on Form 10-KSB of
          Bach-Hauser, Inc.;

     (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date:  April 4, 2003



/s/
Terrence Rodrigues
Chief Financial Officer


