Form 10QSB
period 2003-03-31
BACH-HAUSER INC
filed 2003-05-23
CIK 1091395

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period Ended: March 31, 2003

                Commission File Number: 000-26953

                        Bach-Hauser, Inc.
     (Exact name of registrant as specified in its charter)



           Nevada                            88-0390697
  (State of incorporation)      (I.R.S. Employer Identification No.)

                  25 Toronto Street, Suite 200
                    Toronto, Ontario  M5C 2R1
            (Address of principal executive offices)


                         (416) 772-5738
      (Registrant's telephone number, including area code)


             1561 Highway 3, Cayuga, Ontario N0A 1E0
 (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [  ]

There are 58,206,013 shares of common stock issued and outstanding as of May 15, 2003.


                              INDEX

                                                             Page

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

      Consolidated Balance Sheet (Unaudited)                       4

      Consolidated Statements of Operations (Unaudited)            5

      Consolidated Statement of Stockholders' Equity               6

      Consolidated Statements of Cash Flows (Unaudited)            7

      Notes to Consolidated Financial Statements                   8

  Item 2.  Management's Plan of Operation                          9

  Item 3.  Controls and Procedures                                10

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                     11

  Item 2.   Changes in Securities                                 11

  Item 3.   Defaults Upon Senior Securities                       12

  Item 4.   Submission of Matters to a Vote of Security Holders   12

  Item 5.   Other Information                                     12

  Item 6.   Exhibits and Reports on Form 8-K                      12

Signatures                                                        14

Certifications                                                    15

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                BACH-HAUSER, INC.
           (A DEVELOPMENT STAGE COMPANY)

    CONSOLIDATED BALANCE SHEET - MARCH 31, 2003
                    (UNAUDITED)


                       ASSETS

Other assets:
  Intangible assets                                 $      4,500
  Film assets
                                                         158,463
                                                    ------------

                                                    $    162,963
                                                    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities and purchases                 $     27,463
  Officers' advances                                       1,075
                                                    ------------

               Total current liabilities                  28,538
                                                    ------------
Stockholders' equity:
  Common stock, $.001 par value, 250,000,000
    shares authorized, 52,056,013 shares
    issued and outstanding                                52,056
  Additional paid-in capital                          19,237,469
  Deficit accumulated during development stage       (19,155,100)
                                                    -------------

               Total stockholders' equity                134,425
                                                    -------------

                                                    $    162,963
                                                    =============


The accompanying notes are an integral part of these financial statements.

                          BACH-HAUSER, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              From inception on
                              For the three months ended     October 10, 1995 to
                            March 31, 2003   March 31, 2002     March 31, 2003
                            --------------   --------------     --------------
                             (Unaudited)      (Unaudited)         (Unaudited)

Revenues                    $          -     $          -        $          -

Cost of revenues                       -                -                   -
                            -------------    -------------       -------------

Gross profit                           -                -                   -

General and
administrative expenses          103,600          237,500          19,155,100
                            -------------    -------------       -------------

Loss before income taxes        (103,600)        (237,500)        (19,155,100)

Provision for income taxes             -                -                   -
                            -------------    -------------       -------------

Net loss                    $   (103,600)    $   (237,500)       $(19,155,100)
                            =============    =============       =============

Net loss per share, basic
and diluted                 $      (0.00)    $      (0.01)
                            =============    =============

Weighted average number
of shares outstanding,
basic and diluted              42,464,902       17,822,902
                            =============    =============

The accompanying notes are an integral part of these financial statements.

                                      BACH-HAUSER, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         FROM DECEMBER 31, 1995 TO MARCH 31, 2003

                                                                                      Deficit
                                                                                    accumulated
                                                                     Additional       during         Total
                                                                       paid-in      development   stockholders'
                                             Shares      Amount        capital         stage         equity
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1995               30,000,000   $ 6,000       $      -      $  (6,000)      $      -
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1996               30,000,000     6,000              -         (6,000)             -
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1997               30,000,000     6,000              -         (6,000)             -
Net loss                                            -         -              -         (1,075)        (1,075)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1998               30,000,000     6,000              -         (7,075)        (1,075)
Stock issued for intangibles                9,000,000     4,500              -              -          4,500
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1999               39,000,000    10,500              -         (7,075)         3,425
Adjustment to par value                             -    28,500        (28,500)             -              -
Issuance of shares for services, May 1        200,000       200         55,800              -         56,000
Issuance of shares for services, May 10       200,000       200         74,800              -         75,000
Issuance of shares for services, Sept. 1    1,050,000     1,050        282,450              -        283,500
Issuance of shares for services, Sept. 12     800,000       800        347,200              -        348,000
Issuance of shares for services, Sept. 15  16,000,000    16,000      7,824,000              -      7,840,000
Issuance of shares for services, Sept. 27     600,000       600        210,000              -        210,600
Issuance of shares for services, Oct. 2     2,800,000     2,800      1,033,200              -      1,036,000
Issuance of shares for services, Oct. 18   13,240,000    13,240      5,084,160              -      5,097,400
Issuance of shares for services, Nov. 6     2,200,000     2,200        547,800              -        550,000
Issuance of shares for services, Nov. 17   16,770,000    16,770      2,582,580              -      2,599,350
Issuance of shares for services, Dec. 15      800,000       800         39,200              -         40,000
Issuance of shares for services, Dec. 18      800,000       800         35,200              -         36,000
Expenses paid by shareholder                        -         -          6,095              -          6,095
Net loss                                            -         -              -    (18,177,945)   (18,177,945)
                                           ----------   -------      ----------   -----------    -------------

Balance at December 31, 2000               94,460,000    94,460     18,093,985    (18,185,020)         3,425
Issuance of shares for services, Jan. 2       250,000       250         13,000              -         13,250
Issuance of shares for services, Aug. 24      400,000       400         19,600              -         20,000
Issuance of shares for services, Aug. 28    2,015,000     2,015        139,035              -        141,050
Issuance of shares for services, Sept. 20     500,000       500         29,500              -         30,000
Expenses paid by shareholder                        -         -            500              -            500
Adjustment for 1 to 10 reverse split      (85,238,987)  (85,239)        85,239              -              -
Issuance of shares for services, Oct. 24      200,000       200          9,800              -         10,000
Issuance of shares for services, Oct. 31    2,300,000     2,300         89,700              -         92,000
Net loss                                            -         -              -       (310,300)      (310,300)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 2001               14,886,013    14,886     18,480,359    (18,495,320)           (75)
Issuance of shares for services, Jan. 31    4,720,000     4,720        231,280              -        236,000
Issuance of shares for services, May 29     4,000,000     4,000         76,000              -         80,000
Issuance of shares for services, Sept. 4    1,100,000     1,100         19,250              -         20,350
Issuance of shares for services, Oct. 2     7,700,000     7,700        146,300              -        154,000
Issuance of shares for services, Dec. 5     1,600,000     1,600         28,480              -         30,080
Issuance of shares for services, Dec. 17    7,650,000     7,650         76,500              -         84,150
Issuance of options for services, Oct. 18           -         -          2,500              -          2,500
Net loss                                            -         -              -       (556,180)      (556,180)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 2002               41,656,013    41,656     19,060,669    (19,051,500)        50,825
Issuance of shares for services,
   March 25 (unaudited)                    10,400,000    10,400        176,800              -        187,200
Net loss (unaudited)                                -         -              -       (103,600)      (103,600)
                                           ----------   -------    ------------  -------------    -----------

Balance at March 31, 2003 (unaudited)      52,056,013  $ 52,056    $19,237,469   $(19,155,100)     $ 134,425
                                           ==========  ========    ============  ==============   ===========

The accompanying notes are an integral part of these financial statements.

                               BACH-HAUSER, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                 From
                                                                             inception on
                                                                              October 10,
                                             For the three months ended        1995, to
                                          March 31, 2003    March 31, 2002  March 31, 2003
                                          --------------    --------------  --------------
                                           (Unaudited)        (Unaudited)     (Unaudited)

Cash flows provided by (used for)
operating activities:
  Net loss                                 $ (103,600)        $ (237,500)   $ (19,155,100)

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
    Common stock issued for services           93,600            236,000       19,116,930
    Options issued for services                     -                  -            2,500
    Expenses paid by stockholder                    -                  -            6,595

Changes in assets and liabilities:
  (Increase) decrease in assets -
    film assets                                     -                  -                -

  Increase (decrease) in liabilities:
  Accrued liabilities and purchases            10,000              1,500           22,000
  Officers advances                                 -                  -            1,075
                                           -----------        -----------     ------------
   Total adjustments                          103,600            237,500       19,149,100
                                           -----------        -----------     ------------

    Net cash used for operating
     activities                                     -                  -           (6,000)

Cash flows provided by (used for)
 financing activities:

  Issuance of common stock for cash                 -                  -            6,000
                                           -----------        -----------     ------------

Net increase (decrease) in cash                     -                  -                -
Cash, beginning of year                             -                  -                -
                                           -----------        -----------     ------------

Cash, end of period                       $         -        $         -      $         -
                                           ===========        ===========     ============
Supplemental disclosure of cash flow
 information -
   no amounts were paid for taxes or
   interest

Supplemental disclosure of non-cash
 investing and financing activities:
  Issuance of common stock for services   $    93,600        $   236,000      $19,269,930
                                           ===========        ===========     ============
  Issuance of stock options for services  $         -        $         -      $     2,500
                                           ===========        ===========     ============
  Expenses paid by stockholder            $         -        $         -      $     6,595
                                           ===========        ===========     ============
  Issuance of common stock for
   development services capitalized
   as film costs                          $    93,600        $         -      $    152,800
                                           ===========        ===========     ============
  Film costs acquired in Plan B
   acquisition                            $         -        $         -      $    48,643
                                           ===========        ===========     ============

  Purchase price adjustment               $   (43,000)       $         -      $         -
                                           ===========        ===========     ============

The accompanying notes are an integral part of these financial statements.

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED MARCH 31, 2003



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

                      NATURE OF OPERATIONS

Bach-Hauser, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company was incorporated under the laws of the state of Nevada on October 10, 1995.

                  INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - ACQUISITION OF ASSETS

Pursuant to an amended Agreement and Plan of Exchange with Plan B Productions of Utah, Inc. ("Plan B") regarding the purchase of Plan B shares, the Company acquired 100% of the outstanding shares of Plan B for 250,000 shares of the Company's restricted common stock, instead of the 2,400,000 shares of restricted common stock agreed upon in the original Agreement and Plan of Exchange. In Feburary 2003, the Board of Directors of the Company felt this adjustment to the purchase price of Plan B stock was required in light of the increased difficulty in the marketing of its products.

NOTE 3 - SUBSEQUENT EVENT

On May 9, 2003, the Company completed the acquisition of Silhouette Media Group Inc. ("SMG"), a corporation organized and existing under the laws of the Province of Ontario, Canada, pursuant to a Share Exchange Agreement dated April 9, 2003 as amended on May 8, 2003 ( the "Agreement"). Pursuant to the Agreement, SMG exchanged 40% of its outstanding common stock for 6,000,000 restricted common shares of the Company.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward- looking statements include, but are not limited to:
(a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

There were no unregistered shares of the Company's common stock issued during the period ended March 31, 2003.

Securities Authorized for Issuance Under Equity Compensation
Plans

On December 19, 2001, the Company adopted a Consulting and Legal Services Plan (the "Plan") which provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. On March 24, 2003, the Company issued 10,400,000 shares pursuant to the Plan which were registered with the Securities and Exchange Commission on Form S-8, as follows:

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

(a)             (b)              (c)             (d)
----------------------------------------------------------------
333-103933      03/20/03         14,000,000      3,600,000
----------------------------------------------------------------

Issuance of Stock for Acquisition

On May 9, 2003, the Company completed the acquisition of Silhouette Media Group Inc., a corporation organized and existing under the laws of the Province of Ontario, Canada ("SMG"), pursuant to a Share Exchange Agreement dated April 9, 2003 as amended on May 8, 2003 (the "Agreement"). Pursuant to the Agreement, SMG exchanged 40% of its outstanding stock for 6,000,000 newly issued shares of the Company's common stock, valued at USD$0.03 per share.

The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number      Description

     2.1       Agreement and Plan of Exchange with Plan B
               Productions of Utah, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-
               K, filed on November 15, 2002)

     2.2 Amendment No. 1 to the Agreement and Plan of Exchange with Plan B Productions of Utah, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 10-KSB filed on April 8, 2003)

     2.3       Share Exchange Agreement with Silhouette Media
               Group Inc. (incorporated by reference to Exhibit
               2.1 to the Company's Form 8-K, filed on May 13,
               2003)

     2.4       Amendment No. 1 to Share Exchange Agreement with
               Silhouette Media Group Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-
               K, filed on May 13, 2003)

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Amended
               Form 10-SB, filed on August 13, 1999)

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Amended Form 10-SB, filed on August 13, 1999)

     4.1 Consulting and Legal Services Plan (incorporated by reference to Exhibit 4.1 to the Company's Form
               10-KSB filed on April 8, 2003)

(b) Reports on Form 8-K

     February 20, 2003     The Company filed a Form 8-K
                           reporting the change in certifying
                           accountants and amended the report on
                           March 12, 2003 to include the letter from outgoing certifying accountants.

     March 12, 2003        The Company filed an amendment to its Form
                           8-K filed on November 15, 2003 in
                           accordance with the requirements set forth in Item 7 of the Form to include audited financial information of Plan B
                           Productions of Utah, Inc.

     May 13, 2003          The Company filed a Form 8-K reporting the
                           acquisition of Silhouette Media Group Inc.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BACH-HAUSER, INC.


                                By:/s/
                                Peter Preston, President and
                                Chief Executive Officer

                                Date:  May 22, 2003


                                By:/s/
                                Terrence Rodrigues, Chief
                                Financial Officer

                                Date:  May 22, 2003


            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the accompanying Quarterly Report of Bach-Hauser, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Peter Preston, Chief Executive Officer of the Registrant, certify that:

1.   I have reviewed this Quarterly Report;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the
     "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:
Peter Preston, Chief Executive Officer

May 22, 2003

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the accompanying Quarterly Report of Bach-Hauser, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Terrence Rodrigues, Chief Financial Officer of the Registrant, certify that:

1.   I have reviewed this Quarterly Report;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the
     "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:/s/
Terrence Rodrigues, Chief Financial Officer

May 22, 2003


