Form 10QSB
period 2003-06-30
BACH-HAUSER INC
filed 2004-01-13
CIK 1091395

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended: June 30, 2003

                Commission File Number: 000-26953



                         BACH-HAUSER, INC.
     (Exact name of registrant as specified in its charter)



           Nevada                            88-0390697
  (State of incorporation)      (I.R.S. Employer Identification No.)

             1561 Highway 3, Cayuga, Ontario N0A 1E0
            (Address of principal executive offices)


                         (905) 772-5738
      (Registrant's telephone number, including area code)



 (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [  ]   No [X]

There are 54,056,013 shares of common stock issued and outstanding as of January 13, 2004.

                              INDEX

                                                             Page

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

      Consolidated Balance Sheets (Unaudited)................   3

      Consolidated Statements of Operations (Unaudited)......   4

      Consolidated Statement of Stockholders' Equity.........   5

      Consolidated Statements of Cash Flows (Unaudited)......   6

      Notes to Consolidated Financial Statements.............   7

  Item 2.  Management's Plan of Operation....................   8

  Item 3.  Controls and Procedures...........................   9

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings................................  10

  Item 2.   Changes in Securities............................  10

  Item 3.   Defaults Upon Senior Securities..................  11

  Item 4.   Submission of Matters to a Vote of
            Security Holders.................................  11

  Item 5.   Other Information................................  11

  Item 6.   Exhibits and Reports on Form 8-K.................  11

Signatures...................................................  12

Certifications............................................... 13-14

                  PART I - FINANCIAL STATEMENTS


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEETS

                         JUNE 30, 2003
                          (UNAUDITED)


                             ASSETS

OTHER ASSETS:
  Intangible assets                                 $      4,500
  Film assets
                                                         158,463
                                                    ------------
       TOTAL OTHER ASSETS                                162,963

TOTAL ASSETS:                                       $    162,963
                                                    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities and purchases                 $     27,463
  Officers' advances                                       1,075
                                                    ------------
               TOTAL CURRENT LIABILITIES                  28,538
                                                    ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 250,000,000
    shares authorized, 54,056,013 shares
    issued and outstanding                                54,056
  Additional paid-in capital                          19,271,469
  Deficit accumulated during development stage       (19,191,100)
                                                    -------------
               TOTAL STOCKHOLDERS' EQUITY                134,425
                                                    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    162,963
                                                    =============


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                          BACH-HAUSER, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                                                                FOR THE PERIOD
                                                                                              FROM OCT. 10, 1995
                               FOR THE SIX MONTHS ENDED,        FOR THE THREE MONTHS ENDED,     (INCEPTION) TO
                            June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002     JUNE 30, 2003
                            -------------    -------------    -------------    -------------     -------------


REVENUE                     $          -     $          -     $          -     $          -      $          -
                            -------------    -------------    -------------    -------------     -------------

EXPENSES
General, selling and
administrative expenses          139,600          319,000           36,000           81,500        19,191,100
                            -------------    -------------    -------------    -------------     -------------

Loss before income taxes        (139,600)        (319,000)         (36,000)         (81,500)      (19,191,100)

Provision for income taxes             -                -                -                -             -
                            -------------    -------------    -------------    -------------     -------------

Loss after income taxes     $   (139,600)    $   (319,000)    $    (36,000)    $    (81,500)     $(19,191,100)
                            =============    =============    =============    =============     =============

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED        $      (0.00)    $      (0.02)    $      (0.00)    $      (0.00)
                            =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED          47,673,693       19,552,974       52,825,244       21,056,562
                            =============    =============    =============    =============


           (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                      BACH-HAUSER, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         FROM DECEMBER 31, 1995 TO JUNE 30, 2003

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                                     ADDITIONAL       DURING
                                                                       PAID-IN      DEVELOPMENT
                                               COMMON STOCK            CAPITAL         STAGE          TOTAL
                                           --------------------      ----------     -----------    -----------
                                             SHARES         $             $              $              $

Balance at December 31, 1995               30,000,000     6,000              -         (6,000)             -
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1996               30,000,000     6,000              -         (6,000)             -
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1997               30,000,000     6,000              -         (6,000)             -
Net loss                                            -         -              -         (1,075)        (1,075)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1998               30,000,000     6,000              -         (7,075)        (1,075)
Stock issued for intangibles                9,000,000     4,500              -              -          4,500
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1999               39,000,000    10,500              -         (7,075)         3,425
Adjustment to par value                             -    28,500        (28,500)             -              -
Issuance of shares for services, May 1        200,000       200         55,800              -         56,000
Issuance of shares for services, May 10       200,000       200         74,800              -         75,000
Issuance of shares for services, Sept. 1    1,050,000     1,050        282,450              -        283,500
Issuance of shares for services, Sept. 12     800,000       800        347,200              -        348,000
Issuance of shares for services, Sept. 15  16,000,000    16,000      7,824,000              -      7,840,000
Issuance of shares for services, Sept. 27     600,000       600        210,000              -        210,600
Issuance of shares for services, Oct. 2     2,800,000     2,800      1,033,200              -      1,036,000
Issuance of shares for services, Oct. 18   13,240,000    13,240      5,084,160              -      5,097,400
Issuance of shares for services, Nov. 6     2,200,000     2,200        547,800              -        550,000
Issuance of shares for services, Nov. 17   16,770,000    16,770      2,582,580              -      2,599,350
Issuance of shares for services, Dec. 15      800,000       800         39,200              -         40,000
Issuance of shares for services, Dec. 18      800,000       800         35,200              -         36,000
Expenses paid by shareholder                        -         -          6,095              -          6,095
Net loss                                            -         -              -    (18,177,945)   (18,177,945)
                                           ----------   -------      ----------   ------------   ------------

Balance at December 31, 2000               94,460,000    94,460     18,093,985    (18,185,020)         3,425
Issuance of shares for services, Jan. 2       250,000       250         13,000              -         13,250
Issuance of shares for services, Aug. 24      400,000       400         19,600              -         20,000
Issuance of shares for services, Aug. 28    2,015,000     2,015        139,035              -        141,050
Issuance of shares for services, Sept. 20     500,000       500         29,500              -         30,000
Expenses paid by shareholder                        -         -            500              -            500
Adjustment for 1 to 10 reverse split      (85,238,987)  (85,239)        85,239              -              -
Issuance of shares for services, Oct. 24      200,000       200          9,800              -         10,000
Issuance of shares for services, Oct. 31    2,300,000     2,300         89,700              -         92,000
Net loss                                            -         -              -       (310,300)      (310,300)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 2001               14,886,013    14,886     18,480,359    (18,495,320)           (75)
Issuance of shares for services, Jan. 31    4,720,000     4,720        231,280              -        236,000
Issuance of shares for services, May 29     4,000,000     4,000         76,000              -         80,000
Issuance of shares for services, Sept. 4    1,100,000     1,100         19,250              -         20,350
Issuance of shares for services, Oct. 2     7,700,000     7,700        146,300              -        154,000
Issuance of shares for services, Dec. 5     1,600,000     1,600         28,480              -         30,080
Issuance of shares for services, Dec. 17    7,650,000     7,650         76,500              -         84,150
Issuance of options for services, Oct. 18           -         -          2,500              -          2,500
Net loss for year ending December 31, 2002          -         -              -       (556,180)      (556,180)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 2002               41,656,013    41,656     19,060,669    (19,051,500)        50,825
Issuance of shares for services,
   March 25 (unaudited)                    10,400,000    10,400        176,800              -        187,200
Issuance of shares for services,
   May 27 (unaudited)                       2,000,000    2,000          34,000              -         36,000
Net loss (unaudited)                                -         -              -       (139,600)       (36,600)
                                           ----------   -------    ------------  -------------    -----------

Balance at June 30, 2003 (unaudited)       54,056,013    54,056     19,271,469    (19,191,100)       134,425
                                           ==========  ========    ============  ==============   ===========

  (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                             BACH-HAUSER, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                            FOR THE PERIOD
                                                                             FROM OCT. 10,
                                                                           1995 (INCEPTION)
                                             FOR THE SIX MONTHS ENDED             TO
                                          JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003
                                          -------------    -------------    --------------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
  Net loss                                 $ (139,600)        $ (319,000)   $ (19,191,100)

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
    Common stock issued for services          129,600            316,000       19,156,930
    Expenses paid by stockholder                    -                  -            6,595
    Options issued for services                     -                  -            2,500

Changes in assets and liabilities:
  (Increase) decrease in assets -
    Film assets                                     -                  -                -

  IncreaseS in liabilities -
   Increases in advances and accrued
    liabilities payable                        10,000              3,000           19,075
                                           -----------        -----------     ------------
   Total adjustments                          139,600            319,000       19,185,100
                                           -----------        -----------     ------------

    Net cash provided by operating
     activities                                     -                  -           (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock for cash                 -                  -            6,000
                                           -----------        -----------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS             -                  -                -

CASH AND CASH EQUIVALENTS:
 - beginning of period                              -                  -                -
                                           -----------        -----------     ------------

CASH AND CASH EQUIVALENTS:
 - end of period                                    -                  -                -
                                           -----------        -----------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:

  Interest                                 $        -         $        -      $         -
                                           ===========        ===========     ============
  Income taxes                             $        -         $        -      $         -
                                           ===========        ===========     ============
SUPPLEMENTAL DISCLOSURE OF FINANCING AND
INVESTING ACTIVITIES:

  Issuance of common stock for services    $  129,600         $  336,350      $ 19,156,930
                                           ===========        ===========     ============

   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 30, 2003
                          (UNAUDITED)

NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

          NATURE OF OPERATIONS
          --------------------
          Bach-Hauser, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company was incorporated under the laws of the state of Nevada on October 10, 1995.

          INTERIM FINANCIAL INFORMATION
          -----------------------------
          The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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

NOTE 3 -  SUBSEQUENT EVENT

          During the quarter ended June 30, 2003, the Company entered into a Share Exchange Agreement, dated April 9, 2003 as amended on May 8, 2003 ("Agreement") with Silhouette Media Group Inc. ("SMG"), a corporation organized and existing under the laws of the Province of Ontario, Canada. Pursuant to the Agreement, SMG exchanged 40% of its outstanding common stock for 6,000,000 shares of the Company's restricted common stock. On November 21, 2003, and prior to formal closing of the Agreement, the Agreement with SMG was rescinded due to SMG's failure to deliver its shares and documentation required to be delivered to the Company under the Agreement. The shares of stock that were to be issued to SMG pursuant to the Agreement have been sent to the transfer agent for cancellation. As the Agreement was never formally completed, and all shares have been returned, these financial statements have been prepared on the basis that the acquisition of SMG common stock never occurred.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

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

Business Strategy
-----------------

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

Our business plan has these main elements which we hope will be successful:

- Locate our facilities in Canada: this makes sense due to the lower cost of doing business in Canada vs. the exchange rate for the U.S. Dollar (which may change without notice).

- There is an abundance of film talent in Canada, especially in Toronto: writers, producers, directors, actors and crews.

- There is an abundance of prime filming locations and scenery.

- Both federal and provincial governments are favorable to the film industry.

- Many tax treaties and other tax advantages will help with film financing.

- The worldwide market is ready for family content.

- Keep control of costs to maximize profits.

- Enter into co-productions with other independents when it makes economic sense.

- Find and use the most reputable distributors for our products.

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

In October 2002, we acquired 100% of the outstanding shares of a U.S.-based independent film company, Plan B Productions of Utah, Inc., described elsewhere in this Report. Plan B's assets included an uncompleted film with the working title of "Bottom Dollar." This film will require approximately US$60,000 to complete and be ready for distribution. We also acquired two completed film scripts, and we intend to explore the production value of one of the scripts as a production for later this year, assuming we can arrange financing. We are also exploring several similar acquisition possibilities of other independent film-related companies we believe would quickly establish our company as a production company, or would acquire other similar film properties, or could generate cash flow. Such acquisitions, if made, would most likely be on a stock-for-stock basis, as in the Plan B acquisition.

On November 1, 2003, the Share Exchange Agreement (the "Agreement") between the Company and Silhouette Media Group Inc. ("SMG") was terminated. Under the Agreement the Company would acquire 40% of the outstanding stock of SMG in exchange for 6,000,000 newly issued shares of the Company's common stock. The terms of the Agreement required that prior to Closing, each of the parties was to deliver certain documents and exchange their shares. The Agreement and proposed acquisition was terminated because of SMG's failure to deliver the stock and required documentation to the Company. The 6,000,000 shares issued to SMG were subsequently cancelled and returned to the authorized but unissued shares of the Company's common stock.

Despite the Company's decision to rescind the agreement with SMG, BHUS will continue to explore and develop relationships within the computer graphics imaging/visual effects industry.

We will need to find more talented people with film credits or industry experience to join our Company. At present, we do not have adequate capital to attract such talent and major efforts will need to be expended to arrange a stable capital base in our Company.

We will also need to expend efforts to align our Company with reputable film distributors, especially in the foreign film distribution markets.

Employees
---------

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure.

(b)  Changes in internal controls.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities
---------------------------------------

There were no unregistered shares of the Company's common stock issued during the period ended June 30, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

On December 19, 2001, the Company adopted a Consulting and Legal Services Plan (the "Plan") which provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. The Company has issued shares pursuant to the Plan which were registered with the Securities and Exchange Commission on Form S-8, as follows:

SEC             Effective Date  Number of       Number of
Registration    of              securities      securities
Number          Registration    issued under    remaining
                Statement       equity          available for
                                compensation    future
                                plan            issuance under
                                                equity
                                                compensation
                                                plans
                                                (excluding
                                                securities
                                                reflected in
                                                column (c))
---------------------------------------------------------------
(a)             (b)             (c)             (d)
---------------------------------------------------------------

333-103933      03/20/03        12,400,000(1)   1,600,000
---------------------------------------------------------------

(1) Number of shares issued pursuant to this Registration
Statement as of the filing of this Report. During the quarter ended June 30, 2003, 2,000,000 of these shares were issued for legal services provided to the Company.

Cancellation of Stock Issued for Proposed Acquisition
-----------------------------------------------------

On November 21, 2003, Bach-Hauser, Inc. ("BHUS" or the "Company") terminated the Share Exchange Agreement, as amended, to acquire 40% of the outstanding stock of Silhouette Media Group Inc., a corporation organized and existing under the laws of the Province of Ontario, Canada ("SMG") in exchange for 6,000,000 newly issued shares of BHUS common stock. The Agreement was terminated because of SMG's failure to deliver the stock and required documentation to BHUS. The 6,000,000 BHUS shares which were issued to SMG were returned to the Company and cancelled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


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

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Amended Form 10-SB, filed on August 13, 1999)

     4.1 Consulting and Legal Services Plan (incorporated by reference to Exhibit 4.1 to the Company's
               Form 10-KSB filed on April 8, 2003)

(b) Reports on Form 8-K


     May 13, 2003     The Company filed a Form 8-K reporting
                      the acquisition of Silhouette Media Group
                      Inc.

     January 9, 2004  The Company filed a Form 8-K reporting
                      that the proposed acquisition of
                      Silhouette Media Group Inc. was
                      terminated on November 21, 2003.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BACH-HAUSER, INC.



                              By: /s/
                              Peter Preston
                              President and Chief Executive and
                              Financial Officer

                              Date:  January 13, 2004


                          CERTIFICATION

     I, Peter Preston, certify that:

     1. I have reviewed this Quarterly Report for the period ended June 30, 2003 of Bach-Hauser, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  January 13, 2004

/s/
Peter Preston
Chief Executive and Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter Preston, Chief Executive and Financial Officer of Bach-
Hauser, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the
"Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  January 13, 2004        By:/s/
                                Peter Preston
                                Chief Executive and Financial Officer

