Form 10QSB
period 2003-09-30
BACH-HAUSER INC
filed 2004-01-13
CIK 1091395

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended: September 30, 2003

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

                      SEPTEMBER 30, 2003
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
                                                    =============


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                          BACH-HAUSER, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                                                                FOR THE PERIOD
                                                                                              FROM OCT. 10, 1995
                               FOR THE NINE MONTHS ENDED,        FOR THE THREE MONTHS ENDED,     (INCEPTION) TO
                            September 30,    September 30,    September 30,    September 30,     SEPTEMBER 30,
                                 2003             2002             2003             2002              2003
                            -------------    -------------    -------------    -------------     -------------


REVENUE                     $          -     $          -     $          -     $          -      $          -
                            -------------    -------------    -------------    -------------     -------------

EXPENSES
General, selling and
administrative expenses          139,600          340,850                -           21,850        19,191,100
                            -------------    -------------    -------------    -------------     -------------

Loss before income taxes        (139,600)        (340,850)               -          (21,850)      (19,191,100)

Provision for income taxes             -                -                -                -             -
                            -------------    -------------    -------------    -------------     -------------

Loss after income taxes     $   (139,600)    $   (340,850)    $          -     $    (21,850)     $(19,191,100)
                            =============    =============    =============    =============     =============

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED        $      (0.00)    $      (0.02)    $      (0.00)    $      (0.00)
                            =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED          49,824,511       21,027,625      54,056, 013       23,928,839
                            =============    =============    =============    =============


           (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                      BACH-HAUSER, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FROM DECEMBER 31, 1995 TO SEPTEMBER 30, 2003

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                                     ADDITIONAL       DURING
                                                                       PAID-IN      DEVELOPMENT
                                               COMMON STOCK            CAPITAL         STAGE          TOTAL
                                           --------------------      ----------     -----------    -----------
                                             SHARES         $             $              $              $

Balance at December 31, 1995               30,000,000     6,000              -         (6,000)             -
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1996               30,000,000     6,000              -         (6,000)             -
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1997               30,000,000     6,000              -         (6,000)             -
Net loss                                            -         -              -         (1,075)        (1,075)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1998               30,000,000     6,000              -         (7,075)        (1,075)
Stock issued for intangibles                9,000,000     4,500              -              -          4,500
Net income                                          -         -              -              -              -
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 1999               39,000,000    10,500              -         (7,075)         3,425
Adjustment to par value                             -    28,500        (28,500)             -              -
Issuance of shares for services, May 1        200,000       200         55,800              -         56,000
Issuance of shares for services, May 10       200,000       200         74,800              -         75,000
Issuance of shares for services, Sept. 1    1,050,000     1,050        282,450              -        283,500
Issuance of shares for services, Sept. 12     800,000       800        347,200              -        348,000
Issuance of shares for services, Sept. 15  16,000,000    16,000      7,824,000              -      7,840,000
Issuance of shares for services, Sept. 27     600,000       600        210,000              -        210,600
Issuance of shares for services, Oct. 2     2,800,000     2,800      1,033,200              -      1,036,000
Issuance of shares for services, Oct. 18   13,240,000    13,240      5,084,160              -      5,097,400
Issuance of shares for services, Nov. 6     2,200,000     2,200        547,800              -        550,000
Issuance of shares for services, Nov. 17   16,770,000    16,770      2,582,580              -      2,599,350
Issuance of shares for services, Dec. 15      800,000       800         39,200              -         40,000
Issuance of shares for services, Dec. 18      800,000       800         35,200              -         36,000
Expenses paid by shareholder                        -         -          6,095              -          6,095
Net loss                                            -         -              -    (18,177,945)   (18,177,945)
                                           ----------   -------      ----------   ------------   ------------

Balance at December 31, 2000               94,460,000    94,460     18,093,985    (18,185,020)         3,425
Issuance of shares for services, Jan. 2       250,000       250         13,000              -         13,250
Issuance of shares for services, Aug. 24      400,000       400         19,600              -         20,000
Issuance of shares for services, Aug. 28    2,015,000     2,015        139,035              -        141,050
Issuance of shares for services, Sept. 20     500,000       500         29,500              -         30,000
Expenses paid by shareholder                        -         -            500              -            500
Adjustment for 1 to 10 reverse split      (85,238,987)  (85,239)        85,239              -              -
Issuance of shares for services, Oct. 24      200,000       200          9,800              -         10,000
Issuance of shares for services, Oct. 31    2,300,000     2,300         89,700              -         92,000
Net loss                                            -         -              -       (310,300)      (310,300)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 2001               14,886,013    14,886     18,480,359    (18,495,320)           (75)
Issuance of shares for services, Jan. 31    4,720,000     4,720        231,280              -        236,000
Issuance of shares for services, May 29     4,000,000     4,000         76,000              -         80,000
Issuance of shares for services, Sept. 4    1,100,000     1,100         19,250              -         20,350
Issuance of shares for services, Oct. 2     7,700,000     7,700        146,300              -        154,000
Issuance of shares for services, Dec. 5     1,600,000     1,600         28,480              -         30,080
Issuance of shares for services, Dec. 17    7,650,000     7,650         76,500              -         84,150
Issuance of options for services, Oct. 18           -         -          2,500              -          2,500
Net loss for year ending December 31, 2002          -         -              -       (556,180)      (556,180)
                                           ----------   -------      ----------     -----------    -----------

Balance at December 31, 2002               41,656,013    41,656     19,060,669    (19,051,500)        50,825
Issuance of shares for services,
   March 25 (unaudited)                    10,400,000    10,400        176,800              -        187,200
Issuance of shares for services,
   May 27 (unaudited)                       2,000,000    2,000          34,000              -         36,000
Net loss (unaudited)                                -         -              -       (139,600)       (36,600)
                                           ----------   -------    ------------  -------------    -----------

Balance at September 30, 2003 (unaudited)  54,056,013    54,056     19,271,469    (19,191,100)       134,425
                                           ==========  ========    ============  ==============   ===========

  (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                             BACH-HAUSER, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                            FOR THE PERIOD
                                                                             FROM OCT. 10,
                                                                           1995 (INCEPTION)
                                            FOR THE NINE MONTHS ENDED             TO
                                          SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                               2003             2002              2003
                                          -------------    -------------    --------------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
  Net loss                                 $ (139,600)        $ (340,850)   $ (19,191,100)

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
    Common stock issued for services          129,600            336,350       19,156,930
    Expenses paid by stockholder                    -                  -            6,595
    Options issued for services                     -                  -            2,500

Changes in assets and liabilities:
  (Increase) decrease in assets -
    Film assets                                     -                  -                -

  IncreaseS in liabilities -
   Increases in advances and accrued
    liabilities payable                        10,000              4,500           19,075
                                           -----------        -----------     ------------
   Total adjustments                          139,600            340,850       19,185,100
                                           -----------        -----------     ------------

    Net cash provided by operating
     activities                                     -                  -           (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock for cash                 -                  -            6,000
                                           -----------        -----------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS             -                  -                -

CASH AND CASH EQUIVALENTS:
 - beginning of period                              -                  -                -
                                           -----------        -----------     ------------

CASH AND CASH EQUIVALENTS:
 - end of period                                    -                  -                -
                                           -----------        -----------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:

  Interest                                 $        -         $        -      $         -
                                           ===========        ===========     ============
  Income taxes                             $        -         $        -      $         -
                                           ===========        ===========     ============
SUPPLEMENTAL DISCLOSURE OF FINANCING AND
INVESTING ACTIVITIES:

  Issuance of common stock for services    $  129,600         $  336,350      $ 19,156,930
                                           ===========        ===========     ============

   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2003
                          (UNAUDITED)

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

          INTERIM FINANCIAL INFORMATION
          -----------------------------
          The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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
---------------------------------------------------------------

(1) Number of shares issued pursuant to this Registration
Statement as of the filing of this Report. None of these shares were issued during the quarter ended September 30, 2003.

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


                              BACH-HAUSER, INC.



                              By: /s/
                              Peter Preston
                              President and Chief Executive and
                              Financial Officer

                              Date:  January 13, 2004


                          CERTIFICATION

     I, Peter Preston, certify that:

     1. I have reviewed this Quarterly Report for the period ended September 30, 2003 of Bach-Hauser, Inc.;

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

Date:  January 13, 2004

/s/
Peter Preston
Chief Executive and Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter Preston, Chief Executive and Financial Officer of Bach-
Hauser, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  January 13, 2004        By:/s/
                                Peter Preston
                                Chief Executive and Financial Officer

