Form 10KSB
period 2003-12-31
BACH-HAUSER INC
filed 2004-04-12
CIK 1091395

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003
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

Issuer's Revenue during the year ended December 31, 2003:   $-0-

Aggregate market value of the voting and non-voting common
equity, 80,756,013 shares of common stock, held by non-affiliates based on the price of $0.015 per share (the average bid and asked
price as of March 31, 2004):   $1,211,340.

As of March 31, 2004, the issuer had 82,756,013 shares of its common stock outstanding.


              DOCUMENTS INCORPORATED BY REFERENCE:

                              None

                        TABLE OF CONTENTS

                             PART I

                                                                        Page

ITEM 1.   Description Of Business.......................................  3
ITEM 2.   Description Of Property.......................................  4
ITEM 3.   Legal Proceedings.............................................  5
ITEM 4.   Submission Of Matters To A Vote Of Security Holders...........  5

                             PART II

ITEM 5.   Market For Common Equity And Related Stockholder Matters......  5
ITEM 6.   Management's Discussion and Plan of Operation.................  8
ITEM 7.   Financial Statements.......................................... 14
ITEM 8.   Changes In And Disagreements With Accountants On
          Accounting And Financial Disclosure........................... 31
ITEM 8A.  Controls And Procedures....................................... 31


                            PART III

ITEM 9.   Directors, Executive Officers, Promoters And Control Persons.. 32
ITEM 10.  Executive Compensation........................................ 34
ITEM 11.  Security Ownership Of Certain Beneficial Owners And
          Management.................................................... 34
ITEM 12.  Certain Relationships And Related Transactions................ 34
ITEM 13.  Exhibits And Reports On Form 8-K.............................. 35
ITEM 14.  Principal Accountant Fees and Services........................ 36

Signatures.............................................................. 37


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development
--------------------

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

Plan B Productions of Utah, Inc.
--------------------------------

On October 25, 2002, the Company entered into an Agreement and Plan of Exchange with Plan B Productions of Utah, Inc. ("Plan B"). Pursuant to the terms of the Agreement as amended on March 18, 2003, Bach-Hauser acquired 100% of the outstanding shares of Plan B in exchange for 250,000 shares of the Company's restricted common stock. Under the terms of the Agreement, Plan B transferred to Bach-Hauser all or substantially all of the rights, titles and interests in and to its assets and business.

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

Bach-Hauser is presently pursuing discussions with another independent film company about the possibilities of a joint venture or licensing agreement to finance and market the properties acquired from Plan B. (See also "Management's
Discussion and Plan of Operation.")

Current Trends
--------------

Based on the best information our directors and other consultants have given us, we believe that there is a growing demand worldwide for film and television "content." This seems to be due to the expansion of cable, satellite, and Internet communications systems worldwide. At the same time, the costs of producing and distributing films for a theatrical market (films exhibited in theaters) is becoming prohibitive to a small independent producer. Hence, we intend to make films that will be mostly distributed via other marketing channels: cable and syndicated television; video and DVD; and foreign distribution channels, which enable films to be made using digital filming and editing technology. Current trends also indicate that the CGI component of feature films is increasing and the Company will continue to source possible partnerships in this area.

Competition
-----------

We are facing competition from the major Hollywood studios, as well as many large independent US and other film-makers, all of which are better financed, have a large pool of talent, and are better funded than we are.

Government Regulation
---------------------

The Company is not subject to any industry-specific government regulations, nor do we need governmental approval for any of our operations.

Research and Development
------------------------

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

No such matters were submitted during the year ended December 31, 2003.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information
------------------

Our common stock began trading on the Over-the-Counter Electronic Bulletin Board in August 1999, and currently trades on the Pink Sheets under the symbol "BHUS." The following table sets forth, for the periods indicated, quotations for the high and low bid prices for our common stock for each quarter within the last two fiscal years.

                                High        Low

               1st Qtr. 2002    $0.13      $0.02
               2nd Qtr. 2002    $0.05        *
               3rd Qtr. 2002    $0.04      $0.01
               4th Qtr. 2002    $0.03      $0.01

               1st Qtr. 2003    $0.04      $0.01
               2nd Qtr. 2003    $0.05      $0.01
               3rd Qtr. 2003    $0.015       *
               4th Qtr. 2003    $0.015       *

               1st Qtr. 2004    $0.035       *

* Less than $0.01

The source of this information is Yahoo! Finance and the Pink Sheets quotation services and broker-dealers making a market in the Company's common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Effect of Penny Stock Rules
---------------------------

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

Holders
-------

As of March 31, 2004, there were 50 holders of record of the Company's common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its common Stock held by others or in nominee names exceeds 1,100 in number.

Dividends
---------

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earning, alternative needs for funds and other conditions existing at the time.

Shares Eligible for Future Sale
-------------------------------

As of March 31, 2004, we had an aggregate of 82,756,013 shares of our common stock issued and outstanding, 3,309,200 of which are "restricted securities," which may be sold only in compliance with Rule 144 under the Securities Act of 1933, as amended or exemptions from registration requirements of this act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year after payment therefore may sell, in brokers' transactions or to market makers, an amount not exceeding 1% of the outstanding class of securities being sold, or the average weekly reported volume of trading of the class of securities being sold over a four-week period, whichever is greater, during any three-month period. (Persons who are not our affiliates and who had held their restricted securities for at least two years are not subject to the volume or transaction limitations.) The sale of a significant number of these shares in the public market may adversely affect prevailing market prices of our securities.

Recent Sales of Unregistered Securities
---------------------------------------

Except as described below, there were no shares of the Company's common stock issued during the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, which were not registered with the Securities and Exchange Commission.

Issuance/Cancellation of Stock for Proposed Acquisition
-------------------------------------------------------

As previously reported, on May 9, 2003, the Company completed the acquisition of Silhouette Media Group Inc., a corporation organized and existing under the laws of the Province of Ontario, Canada ("SMG"), pursuant to a Share Exchange Agreement dated April 9, 2003 as amended on May 8, 2003 (the "Agreement"). Pursuant to the Agreement, SMG exchanged 40% of its outstanding stock for 6,000,000 newly issued shares of the Company's common stock, valued at USD$0.03 per share.

On November 21, 2003, the Company terminated the Share Exchange Agreement, as amended, because of SMG's failure to deliver the stock and required documentation to the Company. The 6,000,000 shares which were issued to SMG were returned to the Company and cancelled.

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

(a)             (b)                (c)               (d)
--------------------------------------------------------------------
333-103933      03/20/03           14,000,000(1)     0
--------------------------------------------------------------------

(1) Number of shares issued pursuant to this Registration Statement as of the filing of this Report. 1,600,000 of these shares were issued during the quarter ended March 31, 2004 to two persons who provided legal services to the Company.

On January 13, 2004, the Company adopted a Stock Plan which includes a total of 50,000,000 shares of common stock for issuance pursuant to a Stock Award or pursuant to the exercise of options. The authority to determine the person to whom shares shall be issued or options shall be granted, the amount of such option, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised, and certain other provisions of each option, shall be in the Board of Directors of the Company.

In addition, the Stock Plan provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Stock Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Stock Plan were registered with the Securities and Exchange Commission on Form S-8, as follows:

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

(a)             (b)                (c)               (d)
--------------------------------------------------------------------
333-111958      01/16/04           27,100,000(1)     2,900,000
--------------------------------------------------------------------

(1)  Number of shares issued pursuant to this Registration
     Statement as of the filing of this Report. The shares were issued during the quarter ended March 31, 2004 to 17 persons who provided consulting or legal services to the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to:
(a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.


Critical Accounting Policy and Estimates
----------------------------------------

Our Management's Discussion and Plan of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2002.

                        PLAN OF OPERATION

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

The Company plans to pursue the acquisition of film and television projects; the development, production, and distribution of film and television projects or properties; with a particular emphases on C.G.I. (Computer Generated Imaging). This industry includes animation. Despite the cancellation of the SMG acquisition, BHUS remains committed to the principal behind the deal, which is to secure a percentage participation or equity stake in a C.G.I. company. To this end, BH is currently sourcing new relationships both domestically and in Asia.

Business Strategy
-----------------

We plan to capitalize on the growing demand worldwide for film and television products, with an emphasis on C.G.I. and particularly animation. Our business plan was developed to find, develop, package and produce animation within the field of C.G.I. and to engage writers, producers, directors animators and other talent who have a lot of combined experience, talent, and credits for their past endeavors in producing animated films.

Our business plan has these main elements which we hope will be successful:

- Locate our facilities in Canada: this makes sense due to the lower cost of doing business in Canada vs. the exchange rate for the U.S. Dollar (which may change without notice).

- There is an abundance of film talent in Canada and in Asia.

- Both federal and provincial governments are favorable to the film industry.

- Many tax treaties and other tax advantages will help with film financing.

- Keep control of costs to maximize profits.

- Enter into co-productions with other independents when it makes economic sense.

- Find and use the most reputable distributors for our products.

In October 2002, we acquired 100% of the outstanding shares of a U.S.-based independent film company, Plan B Productions of Utah, Inc., described elsewhere in this Report. Plan B's assets included an uncompleted film with the working title of "Bottom Dollar." This film will require approximately US$60,000 to
complete and be ready for distribution.   We have begun
discussions with another independent film company regarding a possible joint venture or licensing agreement whereby the other company would commit to finance, complete, and market "Bottom Dollar" and pay a licensing fee to the Company. No agreement has been reached as of the date of this report.

We also acquired two completed film scripts from Plan B. We are also exploring with the above-mentioned third party, a possible financing and a co-production of one of the scripts as a production for later this year or early 2005. We are also exploring several similar acquisition possibilities of other independent film-related companies we believe would quickly establish our company as a production company, or would acquire other similar film properties, or could generate cash flow. Such acquisitions, if made, would most likely be on a stock-for-stock basis, as in the Plan B acquisition.

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

Employees
---------

Our only employees at the present time are our officers and directors. We do not expect any significant changes in the number of employees for the next 12 months.


Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the
Company:

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FASB No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoptionof this statement did not have a material effect on the Company's financial statements.

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

In December 2003, the FASB revised certain elements of Interpretation No.
46. The FASB also modified the effective date of Interpretation No. 46. For all entities that were previously considered special purpose entities, Interpretation No. 46 should be applied in periods ending after December 15, 2003. Otherwise, Interpretation No. 46 is to be applied for registrants who file under Regulation SX in periods ending after March
15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the financial statements.

In December 2003 the FASB concluded to revise certain elements of FIN
46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN
46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in such transactions.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances).
Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which replaces the previously issued SFAS No. 132. The revised SFAS No. 132 increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised SFAS No. 132 requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.


ITEM 7.   FINANCIAL STATEMENTS.


                        Bach-Hauser, Inc.
                  (A Development Stage Company)


                Consolidated Financial Statements

             Years Ended December 31, 2003 and 2002



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

   Notes to Consolidated Financial Statements............   F-8 to F-16


                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Bach-Hauser, Inc.
Toronto, Canada

We have audited the accompanying balance sheet of Bach-Hauser, Inc. (a Development Stage Company), as of December 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bach-Hauser, Inc. (a Development Stage Company), as of December 31, 2003, and the related statement of operations, stockholders' deficit, and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 5, 2004

                                                          F-1

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2003


                            ASSETS


  Intangible assets                                 $      4,500
  Film assets                                            158,463
                                                    -------------

         Total assets                               $    162,963
                                                    =============



             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities and purchases                 $     47,463
  Officers advances                                        1,075
                                                    -------------

         Total current liabilities                        48,538
                                                    -------------

Stockholders' equity:
  Common stock:  $.001 par value;
  250,000,000 shares authorized;
    54,056,013 shares issued and
    outstanding                                           54,056
  Additional paid-in capital                          19,271,469
  Deficit accumulated during development stage       (19,211,100)
                                                    -------------

         Total stockholders' equity                      114,425
                                                    -------------

         Total liabilities and stockholders'
           equity                                   $    162,963
                                                    =============



The accompanying notes form an integral part of these
consolidated financial statements.                               F-2

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the period from
                                            Year ended      Year ended      October 10, 1995
                                           December 31,    December 31,      (inception) to
                                              2003            2002         December 31, 2003
                                           ------------    ------------   -------------------

Revenue                                     $        -      $        -        $          -
                                           ------------    ------------      --------------


Expenses -
  general, selling and administrative
   expenses                                    159,600         556,180          19,211,100
                                            -----------     -----------      --------------

Loss before provision for income taxes        (159,600)       (556,180)        (19,211,100)

Provision for income taxes                           -               -                   -
                                           ------------    ------------      --------------

Net loss                                    $ (159,600)     $ (556,180)       $(19,211,100)
                                           ============    ============      ==============

Net loss per common share -
  basic and diluted                         $    (0.00)     $    (0.02)
                                           ============    ============

Weighted average number of common
  shares outstanding -
    basic and diluted                       50,891,081      24,353,684
                                           ============    ============


The accompanying notes form an integral part of these
consolidated  financial statements.                                                    F-3

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FROM DECEMBER 31, 1995 TO DECEMBER 31, 2003

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1995, as adjusted
 for 1 to 10 reverse stock split             5,623,513   $  5,623     $       377     $    (6,000)    $        -
Net income
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1996                 5,623,513      5,623             377          (6,000)
Net income
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1997                 5,623,513      5,623             377          (6,000)
Net loss                                                                                   (1,075)        (1,075)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1998                 5,623,513      5,623             377          (7,075)        (1,075)
Stock issued for intangibles                   900,000        900           3,600                          4,500
Net income
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1999                 6,523,513      6,523           3,977          (7,075)         3,425

Issuance of shares for services, May 1          20,000         20          55,980                         56,000
Issuance of shares for services, May 10         20,000         20          74,980                         75,000
Issuance of shares for services, Sept. 1       105,000        105         283,395                        283,500
Issuance of shares for services, Sept. 12       80,000         80         347,920                        348,000
Issuance of shares for services, Sept. 15    1,600,000      1,600       7,838,400                      7,840,000
Issuance of shares for services, Sept. 27       60,000         60         210,540                        210,600



The accompanying notes form an integral part of these
consolidated  financial statements.                                                           F-4

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                   FROM DECEMBER 31, 1995 TO DECEMBER 31, 2003

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Issuance of shares for services, Oct. 2        280,000        280       1,035,720                       1,036,000
Issuance of shares for services, Oct. 18     1,324,000      1,324       5,096,076                       5,097,400
Issuance of shares for services, Nov. 6        220,000        220         549,780                         550,000
Issuance of shares for services, Nov. 17     1,677,000      1,677       2,597,673                       2,599,350
Issuance of shares for services, Dec. 15        80,000         80          39,920                          40,000
Issuance of shares for services, Dec. 18        80,000         80          35,920                          36,000
Expenses paid by shareholder                                                6,095                           6,095
Net loss                                                                               (18,177,945)   (18,177,945)
                                            ----------   ---------    ------------    -------------   ------------

Balance at December 31, 2000                12,069,513     12,069      18,176,376      (18,185,020)         3,425

Issuance of shares for services, Jan. 2         25,000         25          13,325                          13,250
Issuance of shares for services, Aug. 24        40,000         40          19,960                          20,000
Issuance of shares for services, Aug. 28       201,500        202         140,848                         141,050
Issuance of shares for services, Sept. 20       50,000         50          29,950                          30,000
Expenses paid by shareholder                         -          -             500                             500
Issuance of shares for services, Oct. 24       200,000        200           9,800                          10,000
Issuance of shares for services, Oct. 31     2,330,000      2,300          89,700                          92,000
Net loss                                                                                  (310,300)      (310,300)
                                            ----------   ---------    ------------    -------------   ------------


The accompanying notes form an integral part of these
consolidated  financial statements.                                                                        F-5

                                BACH-HAUSER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                   FROM DECEMBER 31, 1995 TO DECEMBER 31, 2003

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2001                14,886,013     14,886      18,480,359     (18,495,320)           (75)

Issuance of shares for services, Jan. 31     4,720,000      4,720         231,280                        236,000
Issuance of shares for services, May 29      4,000,000      4,000          76,000                         80,000
Issuance of shares for services, Sept. 4     1,100,000      1,100          19,250                         20,350
Issuance of shares for services, Oct. 2      7,700,000      7,700         146,300                        154,000
Issuance of shares for services, Dec. 5      1,600,000      1,600          28,480                         30,080
Issuance of shares for services, Dec. 17     7,650,000      7,650          76,500                         84,150
Issuance of options for services, Oct. 18                                   2,500                          2,500
Net loss                                                                                 (556,180)      (556,180)
                                            ----------   ---------    ------------   -------------    -----------

Balance at December 31, 2002                41,656,013     41,656      19,060,669     (19,051,500)        50,825

Issuance of shares for services, Mar. 25    10,400,000     10,400         176,800                        187,200
Issuance of shares for services, May 27      2,000,000      2,000          34,000                         36,000
Net loss                                                                                 (159,600)      (159,600)
                                            ----------   ---------    ------------   -------------    -----------

Balance at December 31, 2003                54,056,013   $ 54,056     $19,271,469    $(19,211,100)     $ 114,425
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

The accompanying notes form an integral part of these
consolidated  financial statements.                                                                           F-6


                             BACH-HAUSER, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                               For the period from
                                                    For the year ended           October 10, 1995
                                                December 31,    December 31,      (inception) to
                                                   2003            2002         December 31, 2003
                                                ------------    ------------   -------------------

Cash flows provided by (used for)
 operating activities:
   Net loss                                     $ (159,600)     $ (556,180)       $ (19,211,100)
                                                -----------     -----------       --------------

 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Common stock issued for services               129,600         545,180           19,156,930
    Expenses paid by shareholder                         -               -                6,595
    Options issued for services                          -           2,500                2,500

  Changes in assets and liabilities
    IncreaseS (decrease) in liabilities:
      Increases in advances and accrued
       liabilities payable                          30,000           8,500               38,000
      Increases in officers advances                     -               -                1,075
                                                -----------     -----------       --------------

          Total adjustments                        159,600         556,600           19,205,100
                                                -----------     -----------       --------------

          Net cash used for operating
           activities                                    -               -               (6,000)

Cash flows provided by financing activities -
  issuance of common stock for cash                      -               -                6,000
                                                -----------     -----------       --------------

Net increase in cash and cash equivalents                -               -                    -
Cash and cash equivalents - beginning of
 year/period                                             -               -                    -
                                                -----------     -----------       --------------

Cash and cash equivalents - end of year         $        -       $       -        $           -
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
                                                ===========     ===========       ==============

Supplemental disclosure of investing and
financing activities:
  Issuance of common shares issued for
    development services capitalized as
     film costs                                 $   93,600       $  59,400        $     153,000
                                                ===========     ===========       ==============
  Issuance of common shares for services        $  129,600       $ 545,180        $  19,156,930
                                                ===========     ===========       ==============
  Issuance of common shares for intangibles     $        -       $       -        $       4,500
                                                ===========     ===========       ==============
  Film costs acquired in Plan B acquisition     $        -       $   5,463        $       5,463
                                                ===========     ===========       ==============



The accompanying notes form an integral part of these
consolidated  financial statements.                                                         F-7

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2003 AND 2002



(1)  Description of Business and Significant Accounting Policies:

     Nature of Operations:

          Bach-Hauser, Inc. (the "Company") is currently a development stage Company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 10, 1995.

          The Company is in the process of finding, developing and producing independent film and television projects in the "Family" entertainment market.

     Basis of Presentation:

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

                                                              F-8

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2003 AND 2002



(1)  Description of Business and Significant Accounting Policies,
     Continued:

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

          On June 6, 2001, the Company effected a 1 for 10 stock split. All share and per share amounts presented in the financial statements give retroactive effect to this stock split.

          The Company also amended its Articles of Incorporation to reduce its authorized number of common shares to 250,000,000.

                                                              F-9

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2003 AND 2002



(1)  Description of Business and Significant Accounting Policies,
     Continued:

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

     Comprehensive Income:

          SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003 and 2002, and for the period from October 10, 1995 (inception) to December 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a Schedule of Comprehensive Income in the accompanying financial statements.

     Segment Reporting:

          Based on the Company's integration and management strategies, the Company will operate in a single business segment. For the period from October 10, 1995
          (inception) to December 31, 2003, no revenue has been earned and all operations are domestic.

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

                                                             F-10

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2003 AND 2002


(1)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

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

                                                             F-11

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2003 AND 2002




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

          In December 2003, the FASB revised certain elements of Interpretation No. 46. The FASB also modified the effective date of Interpretation No. 46. For all entities that were previously considered special purpose entities, Interpretation No. 46 should be applied in periods ending after December 15, 2003. Otherwise, Interpretation No. 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the financial statements.

          In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

                                                             F-12

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2003 AND 2002


(1)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.
          The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in such transactions.

          During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.
          It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

          In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which replaces the previously issued SFAS No. 132. The revised SFAS No. 132 increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised SFAS No. 132 requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                                                             F-13

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2003 AND 2002



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


(3)  Income Taxes:

     The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                            For the Period
                                                           From October 10,
                                           December 31,    1995 (inception)
                                          --------------   to December 31,
                                          2003      2002         2003
                                          ----      ----         ----

          Federal Income tax rate          34%       34%          34%
          Effect of Valuation Allowance   (34%)     (34%)        (34%)

          Effective Income Tax Rate         0%        0%           0%

     At December 31, 2003, the Company had net carryforward losses of $19,192,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                                                             F-14

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2003 AND 2002



(3)  Income Taxes, Continued:

     Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               December 31,
                                                  2003
                                                  ----

          Net operating loss carry forward    $ 6,525,310
          Valuation allowance                  (6,525,310)
                                              ------------

          Net deferred tax asset              $         -
                                              ============

     Net operating loss carryforwards start to expire in 2016.


(4)  Intangible Assets:

     Intangible assets consist of property rights. This asset has not been placed in service and no amortization has been recorded.

(5)  Acquisition of Assets:

     On October 25, 2002, The Company entered into an Agreement and Plan of Exchange with Plan B productions of Utah, Inc. ("Plan B"). Pursuant to the terms of the Agreement and with approval of the Plan B shareholders, the Company acquired 100% of the outstanding shares of Plan B in exchange for 2,400,000 shares of restricted common stock. Under the terms of the Agreement, Plan B transferred all or substantially all of the rights, titles and interests in and to those assets and business to the Company.

     On March 18, 2003 the Company amended the Agreement and Plan of Exchange with Plan B regarding the purchase of Plan B shares. The Company acquired 100% of the outstanding shares of Plan B for 250,000 shares of restricted common stock instead of the original 2,400,000 shares of restricted common stock agreed upon in the original Agreement and Plan of Exchange. The Board of Directors of the Company felt this adjustment to the purchase price of Plan B stock was required in light of the increased difficulty in the marketing of their products.

                                                             F-15

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             YEARS ENDED DECEMBER 31, 2003 AND 2002



(6)  Film Assets:

     A portion of the film assets were acquired as part of the purchase of Plan B and consist of one uncompleted feature length film and two completed film scripts. In addition, the Company has the option to co-produce another film. Also included in film costs are certain costs associated with development of certain other projects with a value of $4,500, capitalized in accordance with SOP 00-2.

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

(7)  Options:

     On October 18, 2002, the Company granted 250,000 options with an exercise price of $.10, to a consultant for services performed valued at $2,500. The options are fully vested and expire in 5 years.

(8)  Share Exchange Agreement with Silhouette Media Group, Inc.:

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

                                                             F-16

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

The Company requested that MFRC review the above disclosure and furnish the Company with a letter addressed to the Commission attesting to its agreement with the disclosure or containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is filed at
Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed with the SEC on March 12, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our reports.

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

On June 16, 2003, Terrence Rodrigues tendered his resignation as a director and Chief Financial Officer of the Company. His vacancy on the Board of Directors has not been filled. Peter
Preston assumed his position as Chief Financial Officer.

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

The Company's officers and directors will devote their time to the business on an as-needed basis.

Name                Age    Position                    Director Since
----                ---    --------                    --------------

Peter L. Preston     68    President,                  December 1999
                           Secretary/Treasurer,
                           Chief Executive and
                           Financial Officer and
                           Director of the Company

Russell J. Heaton    57    Director of the Company     August 2002
                           and President of Plan B

Peter L. Preston
----------------

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

Russell J. Heaton
-----------------

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

There is no family relationship among our directors or executive officers. Neither director holds other directorships in any reporting company.

Conflicts of Interest
---------------------

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a business opportunity becomes available for the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Audit Committee
---------------

The Company does not have a separately designated standing audit committee, or a committee performing similar functions. Accordingly, the Company also does not have an audit committee financial expert since it does not have an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2003, the Company's officers and directors and all of the persons known to the Company to own more than 10% of the Company's common stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

Code of Ethics
--------------

The Company's has not adopted a code of ethics that would apply to our principal executive officer, principal financial officer, and principal accounting office or controller. As of the date of this Report, the Company has only one executive officer.


ITEM 10.  EXECUTIVE COMPENSATION

We have not paid cash compensation to any officer or director since its inception, however, we have issued restricted stock to our officers and directors during the last two fiscal years. In October 2002, we issued 1,000,000 shares to Peter Preston, with an estimated value of $20,000; and 1,000,000 shares to Russell Heaton, with an estimated value of $20,000, for services rendered to the Company.

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

                            Amount and Nature of    Percent of
Name of Beneficial Owner    Beneficial Ownership     Class (1)
------------------------    --------------------     ---------

Peter L. Preston                 1,000,000             1.2%

Russell J. Heaton                1,000,000             1.2%

Includes all officers and
directors as a group (2          2,000,000             2.4%
individuals)

(1) Based on 82,756,013 shares outstanding at March 31, 2004.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Russell Heaton, a director of the Company, has an ownership position of 10% in Plan B Productions of Utah, Inc., which was acquired 100% by the Company on October 25, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   Number      Description

     2.1       Agreement and Plan of Exchange with Plan B
               Productions of Utah, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed on November 15, 2002)

     2.2 Amendment No. 1 to the Agreement and Plan of Exchange with Plan B Productions of Utah, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 10-KSB, filed on April 8, 2003)

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Amended
               Form 10-SB, filed on August 13, 1999)

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Amended Form 10-SB, filed on August 13, 1999)

     4.1 Consulting and Legal Services Plan (incorporated by reference to Exhibit 4.1 to the Company's Form
               10-KSB, filed on April 8, 2003)

     4.2 Bach-Hauser, Inc. Stock Plan, adopted on January 13, 2004 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, SEC File No. 333-111958, filed on January 16,
               2004)

     16.1      Letter from Merdinger, Fruchter, Rosen & Co., P.C.
               (incorporated by reference to Exhibit 16.1 to the
               Company's Amended Form 8-K, filed on March 12,
               2003)

     21*       Subsidiaries

     31.1*     Certification of the Chief Executive and Financial
               Officer pursuant to Rule 13a-14(a)


     32.1*     Certification by the Chief Executive and Financial
               Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(b)  Reports on Form 8-K:

       January 9, 2004     The Company filed a Form 8-K reporting
                           that the proposed acquisition of
                           Silhouette Media Group Inc. was
                           terminated on November 21, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of the date of this Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company.
When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountant's; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The firm of Stonefield Josephson, Inc., served as the Company's independent auditors for the years ended December 31, 2003 and 2002. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit and Audit-Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal years ending December 31, 2003 and December 31, 2002 were $14,477 and $9,500 respectively. In addition, we incurred audit related fees (primarily related to acquisition audits and review of our Form S-8 Registration Statements) of $888 in 2003 and $4,000 in 2002.

Tax Fees: The Company did not incur any fees for tax compliance, tax advice and tax planning by the Company's principal accountant for fiscal 2003 and 2002.

All Other Fees: The Company did not incur any fees for other non-audit services rendered to the Company by its principal accountant, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002.




                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         (Registrant) BACH-HAUSER, INC.


                         By: /s/
                         Peter L. Preston, President,
                         Secretary/Treasurer and Chief Executive
                         and Financial Officer

                         Date:  April 9, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By: /s/
                         Peter L. Preston, Director

                         Date:  April 9, 2004



                         By: /s/
                         Russell J. Heaton, Director

                         Date:  April 9, 2004


