Form 10QSB
period 2004-03-31
BACH-HAUSER INC
filed 2004-05-24
CIK 1091395

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly Period Ended: March 31, 2004

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

There are 82,756,013 shares of common stock issued and outstanding as of May 15, 2004.


                              INDEX

                                                             Page

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

      Consolidated Balance Sheet (Unaudited).................   3

      Consolidated Statements of Operations (Unaudited)......   4

      Consolidated Statement of Stockholders' Equity.........   5

      Consolidated Statements of Cash Flows (Unaudited)......   6

      Notes to Consolidated Financial Statements.............   7

  Item 2.  Management's Plan of Operation....................   8

  Item 3.  Controls and Procedures...........................  10

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings................................  11

  Item 2.   Changes in Securities............................  11

  Item 3.   Defaults Upon Senior Securities..................  12

  Item 4.   Submission of Matters to a Vote of
            Security Holders.................................  12

  Item 5.   Other Information................................  12

  Item 6.   Exhibits and Reports on Form 8-K.................  13

Signatures...................................................  14



                  PART I - FINANCIAL STATEMENTS


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET

                         MARCH 31, 2004
                          (UNAUDITED)


                             ASSETS

OTHER ASSETS:
  Intangible assets                                 $      4,500
  Film assets
                                                         124,613
                                                    ------------
       TOTAL OTHER ASSETS                                129,113
                                                    ------------


TOTAL ASSETS                                        $    129,113
                                                    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities and purchases                 $     47,463
  Officers' advances                                       1,075
                                                    ------------

               TOTAL CURRENT LIABILITIES                  48,538

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 250,000,000
    shares authorized, 82,756,013 shares
    issued and outstanding                                82,756
  Additional paid-in capital                          19,547,619
  Deficit accumulated during development stage       (19,549,800)
                                                    -------------

               TOTAL SHAREHOLDERS' EQUITY                 80,575
                                                    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $    129,113
                                                    =============


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                          BACH-HAUSER, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE PERIOD
                              FOR THE THREE MONTHS ENDED,   FROM OCT. 10, 1995
                               MARCH 31,        MARCH 31,     (INCEPTION) TO
                                 2004             2003        MARCH 31, 2004
                            -------------    -------------    --------------
                             (unaudited)      (unaudited)      (unaudited)


REVENUE                     $          -     $          -     $           -
                            -------------    -------------    --------------

EXPENSES
General, selling and
administrative                   338,700          103,600         19,549,800
                            -------------    -------------    ---------------

LOSS BEFORE INCOME TAXES        (338,700)        (103,600)       (19,549,800)

PROVISION FOR INCOME TAXES             -                -                  -
                            -------------    -------------    ---------------

NET LOSS                    $   (338,700)    $   (103,600)    $  (19,549,800)
                            =============    =============    ===============

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED        $      (0.00)    $      (0.00)
                            =============    =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED          74,998,321       42,464,902
                            =============    =============


           (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                      BACH-HAUSER, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         FROM DECEMBER 31, 1995 TO MARCH 31, 2004

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1995, as adjusted
 for 1 to 10 reverse stock split             5,623,513   $  5,623     $       377     $    (6,000)    $         -
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1996                 5,623,513      5,623             377          (6,000)
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1997                 5,623,513      5,623             377          (6,000)              -
Net loss                                             -          -               -          (1,075)         (1,075)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1998                 5,623,513      5,623             377          (7,075)         (1,075)
Stock issued for intangibles                   900,000        900           3,600                           4,500
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1999                 6,523,513      6,523           3,977          (7,075)          3,425
Issuance of shares for services, May 1          20,000         20          55,980               -          56,000
Issuance of shares for services, May 10         20,000         20          74,980               -          75,000
Issuance of shares for services, Sept. 1       105,000        105         283,395               -         283,500
Issuance of shares for services, Sept. 12       80,000         80         347,920               -         348,000
Issuance of shares for services, Sept. 15    1,600,000      1,600       7,838,400               -       7,840,000
Issuance of shares for services, Sept. 27       60,000         60         210,540               -         210,600
Issuance of shares for services, Oct. 2        280,000        280       1,035,720               -       1,036,000
Issuance of shares for services, Oct. 18     1,324,000      1,324       5,096,076               -       5,097,400
Issuance of shares for services, Nov. 6        220,000        220         549,780               -         550,000
Issuance of shares for services, Nov. 17     1,677,000      1,677       2,597,673               -       2,599,350
Issuance of shares for services, Dec. 15        80,000         80          39,920               -          40,000
Issuance of shares for services, Dec. 18        80,000         80          35,920               -          36,000
Expenses paid by shareholder                         -          -           6,095               -           6,095
Net loss                                             -          -               -     (18,177,945)    (18,177,945)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2000                12,069,513     12,069      18,176,376     (18,185,020)          3,425
Issuance of shares for services, Jan. 2         25,000         25          13,325               -          13,250
Issuance of shares for services, Aug. 24        40,000         40          19,960               -          20,000
Issuance of shares for services, Aug. 28       201,500        202         140,848               -         141,050
Issuance of shares for services, Sept. 20       50,000         50          29,950               -          30,000
Expenses paid by shareholder                         -          -             500               -             500
Issuance of shares for services, Oct. 24       200,000        200           9,800               -          10,000
Issuance of shares for services, Oct. 31     2,300,000      2,300          89,700               -          92,000
Net loss                                             -          -               -        (310,300)       (310,300)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2001                14,886,013     14,886      18,480,359     (18,495,320)            (75)
Issuance of shares for services, Jan. 31     4,720,000      4,720         231,280               -         236,000
Issuance of shares for services, May 29      4,000,000      4,000          76,000               -          80,000
Issuance of shares for services, Sept. 4     1,100,000      1,100          19,250               -          20,350
Issuance of shares for services, Oct. 2      7,700,000      7,700         146,300               -         154,000
Issuance of shares for services, Dec. 5      1,600,000      1,600          28,480               -          30,080
Issuance of shares for services, Dec. 17     7,650,000      7,650          76,500               -          84,150
Issuance of options for services, Oct. 18            -          -           2,500               -           2,500
Net loss                                             -          -               -        (556,180)       (556,180)
                                            ----------   ---------    ------------   -------------     -----------

Balance at December 31, 2002                41,656,013     41,656      19,060,669     (19,051,500)         50,825
Issuance of shares for services, Mar. 25    10,400,000     10,400         176,800               -         187,200
Issuance of shares for services, May 27      2,000,000      2,000          34,000               -          36,000
Net loss                                             -          -               -        (159,600)       (159,600)
                                            ----------   ---------    ------------   -------------     -----------

Balance at December 31, 2003                54,056,013     54,056      19,271,469     (19,211,100)        114,425
Issuance of shares for services,
 Jan. 20 (unaudited)                        26,150,000     26,150         235,350               -         261,500
Issuance of shares for services,
 Mar. 23 (unaudited)                         2,550,000      2,550          40,800               -          43,350
Net loss (unaudited)                                 -          -               -        (338,700)       (338,700)
                                            ----------   ---------    ------------   -------------     -----------

Balance at March 31, 2004 (unaudited)       82,756,013   $  82,756   $ 19,547,619    $(19,549,800)     $   80,575
                                            ==========   =========   =============   =============     ===========


                  (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                             BACH-HAUSER, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE PERIOD
                                                                             FROM OCT. 10,
                                                                           1995 (INCEPTION)
                                             FOR THE THREE MONTHS ENDED            TO
                                             MARCH 31,         MARCH 31,        MARCH 31,
                                               2004              2003             2004
                                          -------------     -------------   --------------
                                           (unaudited)       (unaudited)      (unaudited)
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
  Net loss                                 $ (338,700)        $ (103,600)   $ (19,549,800)
                                           -----------        -----------     ------------

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
    Common stock issued for services
     (including $16,150 capitalized as
      film assets)                            288,700             93,600       19,445,630
    Expenses paid by shareholder                    -                  -            6,595
    Options issued for services                     -                  -            2,500
    Impairment loss on film assets             50,000                  -           50,000

Changes in assets and liabilities:
  (Increase) decrease in assets -
    Film assets                                     -                  -                -

  IncreaseS in liabilities -
   Increases in advances and accrued
    liabilities payable                             -             10,000           39,075
                                           -----------        -----------     ------------
   Total adjustments                          338,700            103,600       19,543,800
                                           -----------        -----------     ------------

    Net cash provided by operating
     activities                                     -                  -           (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock for cash                 -                  -            6,000
                                           -----------        -----------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS             -                  -                -

CASH AND CASH EQUIVALENTS:
 - beginning of period                              -                  -                -
                                           -----------        -----------     ------------

CASH AND CASH EQUIVALENTS:
 - end of period                                    -                  -                -
                                           -----------        -----------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:

  Interest                                 $        -         $        -      $         -
                                           ===========        ===========     ============
  Income taxes                             $        -         $        -      $         -
                                           ===========        ===========     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of common shares for development
   services capitalized as film costs      $   16,150         $   93,600      $   169,150
                                           ===========        ===========     ============
  Issuance of common shares for services
   (including $16,150 capitalized as
    film assets)                           $  288,700         $        -      $19,445,630
                                           ===========        ===========     ============
  Issuance of common shares for
   intangibles                             $        -         $        -      $     4,500
                                           ===========        ===========     ============
  Film costs acquired in Plan B
   acquisition                             $        -         $        -      $     5,463
                                           ===========        ===========     ============


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED MARCH 31, 2004
                           (UNAUDITED)


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

INTERIM FINANCIAL INFORMATION
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended
December 31, 2003. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - STOCK PLAN

In January 2004, the Board of Directors of the Company adopted the 2004 Stock Plan for the grant of common stock in lieu of cash compensation, for Stock Awards, and for the exercise of stock options. Under the Stock Plan, 50,000,000 shares are reserved for issuance.

NOTE 3 - STOCKHOLDERS' EQUITY

In January 2004, the Company issued 22,650,000 shares of its $.001 par value common stock in exchange for consulting services valued at $226,500. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.01 per share.

In January 2004, the Company issued 3,500,000 shares of its $.001 par value common stock in exchange for services valued at $35,000. These shares were issued for legal services and were valued at the fair value of the stock at the time of issuance, which was $.01 per share.

In March 2004, the Company issued 2,550,000 shares of its $.001 par value common stock in exchange for consulting services valued at $43,350. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.017 per share. $16,150 was capitalized as film assets in accordance with SOP 00-2.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Plan of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and in the notes to the consolidated financial statements included in this Report.

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

The Company plans to pursue the acquisition of film and television projects; the development, production, and distribution of film and television projects or properties; with a particular emphases on Computer Generated Imaging ("C.G.I."). This industry includes animation. Despite the cancellation of the SMG acquisition, BHUS remains committed to the principal behind the deal, which is to secure a percentage participation or equity stake in a C.G.I. company. To this end, BH is currently sourcing new relationships both domestically and in Asia.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive and Financial Officer has concluded, based on an evaluation conducted as of the end of the the period covered by this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide that officer the information necessary whether:

     (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief
Executive and Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities
---------------------------------------

There were no unregistered shares of the Company's common stock issued during the period ended March 31, 2004.

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

SEC             Effective Date   Number of       Number of
Registration    of Registration  securities      securities
Number          Statement        issued under    remaining
                                 equity          available for
                                 compensation    future issuance
                                 plan            under equity
                                                 compensation
                                                 plans
                                                 (excluding
                                                 securities
                                                 reflected in
                                                 column (c))
----------------------------------------------------------------
(a)             (b)              (c)             (d)
----------------------------------------------------------------
333-103933      03/20/03         14,000,000 (1)         0
----------------------------------------------------------------

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

SEC             Effective Date   Number of       Number of
Registration    of Registration  securities      securities
Number          Statement        issued under    remaining
                                 equity          available for
                                 compensation    future issuance
                                 plan            under equity
                                                 compensation
                                                 plans
                                                 (excluding
                                                 securities
                                                 reflected in
                                                 column (c))
----------------------------------------------------------------
(a)             (b)              (c)             (d)
----------------------------------------------------------------
333-111958      01/16/04         27,100,000 (1)     2,900,000
----------------------------------------------------------------

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

(b) Reports on Form 8-K

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

                         (Registrant) BACH-HAUSER, INC.


                         By:/s/ Peter L. Preston
                         Peter L. Preston, President,
                         Secretary/Treasurer and Chief Executive
                         and Financial Officer

                         Date:  May 21, 2004



