Form 10QSB
period 2004-06-30
BACH-HAUSER INC
filed 2004-09-30
CIK 1091395

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended: June 30, 2004

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

There are 22,609,392 shares of common stock issued and outstanding as of September 15, 2004.

                              INDEX

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

      Consolidated Balance Sheet (Unaudited).................   3

      Consolidated Statements of Operations (Unaudited)......   4

      Consolidated Statement of Stockholders' Equity.........   5

      Consolidated Statements of Cash Flows (Unaudited)......   6

      Notes to Consolidated Financial Statements.............   7

  Item 2.  Management's Plan of Operation....................   8

  Item 3.  Controls and Procedures...........................  10

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings................................  11

  Item 2.   Changes in Securities............................  11

  Item 3.   Defaults Upon Senior Securities..................  12

  Item 4.   Submission of Matters to a Vote of
            Security Holders.................................  12

  Item 5.   Other Information................................  12

  Item 6.   Exhibits and Reports on Form 8-K.................  12

Signatures...................................................  13



                  PART I - FINANCIAL STATEMENTS


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET

                         JUNE 30, 2004
                          (UNAUDITED)


                             ASSETS

OTHER ASSETS:
  Intangible assets                                 $      4,500
  Film assets
                                                         124,613
                                                    ------------
       TOTAL OTHER ASSETS                                129,113
                                                    ------------


TOTAL ASSETS                                        $    129,113
                                                    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities and purchases                 $     60,463
  Officers' advances                                       1,075
                                                    ------------

               TOTAL CURRENT LIABILITIES                  61,538

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 41,666,667
    shares authorized, 19,276,058 shares
    issued and outstanding                                19,276
  Additional paid-in capital                          19,940,099
  Deficit accumulated during development stage       (19,891,800)
                                                    -------------

               TOTAL SHAREHOLDERS' EQUITY                 67,575
                                                    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $    129,113
                                                    =============


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                          BACH-HAUSER, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                FOR THE PERIOD
                               FOR THE SIX MONTHS ENDED        FOR THE THREE MONTHS ENDED     FROM OCT. 10, 1995
                               JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,       (INCEPTION) TO
                                 2004             2003            2004             2003          JUNE 30, 2004
                            -------------    -------------    -------------    -------------     -------------
                             (unaudited)      (unaudited)      (unaudited)      (unaudited)       (unaudited)


REVENUE                     $          -     $          -     $          -     $          -      $          -
                            -------------    -------------    -------------    -------------     -------------

EXPENSES
General, selling and
administrative                   680,700          139,600          342,000           36,000        19,891,800
                            -------------    -------------    -------------    -------------     -------------


LOSS BEFORE INCOME TAXES        (680,700)        (139,600)        (342,000)         (36,000)      (19,891,800)

PROVISION FOR INCOME TAXES             -                -                -                -                 -
                            -------------    -------------    -------------    -------------     -------------


NET LOSS                    $   (680,700)    $   (139,600)    $   (342,000)    $    (36,000)     $(19,891,800)
                            =============    =============    =============    =============     =============

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED        $      (0.05)    $      (0.02)    $      (0.02)    $      (0.00)
                            =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED          13,798,117        7,945,671       15,096,516        8,804,263
                            =============    =============    =============    =============


           (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                      BACH-HAUSER, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         FROM DECEMBER 31, 1995 TO JUNE 30, 2004

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1995, as adjusted
 for 1 to 10 and 1 to 6 reverse stock splits   937,309   $    937     $     5,063     $    (6,000)    $         -
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1996                   937,309        937           5,063          (6,000)
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1997                   937,309        937           5,063          (6,000)              -
Net loss                                             -          -               -          (1,075)         (1,075)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1998                   937,309        937           5,063          (7,075)         (1,075)
Stock issued for intangibles                   150,000        150           4,350                           4,500
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1999                 1,087,309      1,087           9,413          (7,075)          3,425
Issuance of shares for services, May 1           3,333          3          55,997               -          56,000
Issuance of shares for services, May 10          3,333          3          74,997               -          75,000
Issuance of shares for services, Sept. 1        17,500         18         283,482               -         283,500
Issuance of shares for services, Sept. 12       13,333         13         347,987               -         348,000
Issuance of shares for services, Sept. 15      266,667        267       7,839,733               -       7,840,000
Issuance of shares for services, Sept. 27       10,000         10         210,590               -         210,600
Issuance of shares for services, Oct. 2         46,667         47       1,035,953               -       1,036,000
Issuance of shares for services, Oct. 18       220,667        221       5,097,179               -       5,097,400
Issuance of shares for services, Nov. 6         36,667         37         549,963               -         550,000
Issuance of shares for services, Nov. 17       279,500        280       2,599,070               -       2,599,350
Issuance of shares for services, Dec. 15        13,333         13          39,987               -          40,000
Issuance of shares for services, Dec. 18        13,333         13          35,987               -          36,000
Expenses paid by shareholder                         -          -           6,095               -           6,095
Net loss                                             -          -               -     (18,177,945)    (18,177,945)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2000                 2,011,642      2,012      18,186,433     (18,185,020)          3,425
Issuance of shares for services, Jan. 2          4,167          4          13,246               -          13,250
Issuance of shares for services, Aug. 24         6,667          7          19,993               -          20,000
Issuance of shares for services, Aug. 28        33,583         34         141,016               -         141,050
Issuance of shares for services, Sept. 20        8,333          8          29,992               -          30,000
Expenses paid by shareholder                         -          -             500               -             500
Issuance of shares for services, Oct. 24        33,333         33           9,967               -          10,000
Issuance of shares for services, Oct. 31       383,333        383          91,617               -          92,000
Net loss                                             -          -               -        (310,300)       (310,300)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2001                 2,481,058      2,481      18,492,764     (18,495,320)            (75)
Issuance of shares for services, Jan. 31       786,667        787         235,213               -         236,000
Issuance of shares for services, May 29        666,667        667          79,333               -          80,000
Issuance of shares for services, Sept. 4       183,333        183          20,167               -          20,350
Issuance of shares for services, Oct. 2      1,283,333      1,283         152,717               -         154,000
Issuance of shares for services, Dec. 5        266,667        267          29,813               -          30,080
Issuance of shares for services, Dec. 17     1,275,000      1,275          82,875               -          84,150
Issuance of options for services, Oct. 18            -          -           2,500               -           2,500
Net loss                                             -          -               -        (556,180)       (556,180)
                                            ----------   ---------    ------------   -------------     -----------

Balance at December 31, 2002                 6,942,725      6,943      19,095,382     (19,051,500)         50,825
Issuance of shares for services, Mar. 25     1,733,333      1,733         185,467               -         187,200
Issuance of shares for services, May 27        333,333        333          35,667               -          36,000
Net loss                                             -          -               -        (159,600)       (159,600)
                                            ----------   ---------    ------------   -------------     -----------

Balance at December 31, 2003                 9,009,391      9,009      19,316,516     (19,211,100)        114,425
Issuance of shares for services,
 Jan. 20 (unaudited)                         4,358,333      4,358         257,142               -         261,500
Issuance of shares for services,
 Mar. 23 (unaudited)                           425,000        425          42,925               -          43,350
Issuance of shares for services,
 Jun. 3 (unaudited)                          4,141,667      4,142         244,358               -         248,500
Issuance of shares for services,
 Jun. 29 (unaudited)                         1,341,667      1,342          79,158               -          80,500
Net loss (unaudited)                                 -          -               -        (680,700)       (680,700)
                                            ----------   ---------    ------------   -------------     -----------

Balance as of June 30, 2004 (unaudited)     19,276,058   $ 19,276    $ 19,940,099    $(19,891,800)     $   67,575
                                           ===========   =========   =============   =============     ===========


                  (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                             BACH-HAUSER, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE PERIOD
                                                                             FROM OCT. 10,
                                                                           1995 (INCEPTION)
                                              FOR THE SIX MONTHS ENDED            TO
                                             JUNE 30,          JUNE 30,        JUNE 30,
                                               2004              2003            2004
                                          -------------     -------------   --------------
                                           (unaudited)       (unaudited)      (unaudited)
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
  Net loss                                 $ (680,700)        $ (139,600)   $ (19,891,800)
                                           -----------        -----------     ------------

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
    Common stock issued for services          617,700            129,600       19,774,630
    Expenses paid by shareholder                    -                  -            6,595
    Options issued for services                     -                  -            2,500
    Impairment loss on film assets             50,000                  -           50,000

Changes in assets and liabilities:
  (Increase) decrease in assets -
    Film assets                                     -                  -                -

  IncreaseS in liabilities -
   Increases in advances and accrued
    liabilities payable                        13,000             10,000           52,075
                                           -----------        -----------     ------------
   Total adjustments                          680,700            139,600       19,885,800
                                           -----------        -----------     ------------

    Net cash provided by operating
     activities                                     -                  -           (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock for cash                 -                  -            6,000
                                           -----------        -----------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS             -                  -                -

CASH AND CASH EQUIVALENTS:
 - beginning of period                              -                  -                -
                                           -----------        -----------     ------------

CASH AND CASH EQUIVALENTS:
 - end of period                                    -                  -                -
                                           -----------        -----------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:

  Interest                                 $        -         $        -      $         -
                                           ===========        ===========     ============
  Income taxes                             $        -         $        -      $         -
                                           ===========        ===========     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of common shares for development
   services capitalized as film costs      $   16,150         $        -      $   169,150
                                           ===========        ===========     ============

  Issuance of common shares for services   $  617,700         $  129,600      $19,774,630
                                           ===========        ===========     ============
  Issuance of common shares for
   intangibles                             $        -         $        -      $     4,500
                                           ===========        ===========     ============
  Film costs acquired in Plan B
   acquisition                             $        -         $        -      $     5,463
                                           ===========        ===========     ============


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED JUNE 30, 2004
                           (UNAUDITED)


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

         INTERIM FINANCIAL INFORMATION
         The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended
         December 31, 2003. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - STOCK PLAN

         In January 2004, the Board of Directors of the Company adopted the 2004 Stock Plan for the grant of common stock in lieu of cash compensation, for Stock Awards, and for the exercise of stock options. Under the Stock Plan, 50,000,000 shares (before taking into effect the September 15, 2004 1 for 6 reverse stock split) are reserved for issuance. On September 1, 2004, the Company amended the Stock Plan to increase the number of shares reserved for issuance to 200,000,000.

NOTE 3 - STOCKHOLDERS' EQUITY

         In January 2004, the Company issued 3,775,000 shares of its $.001 par value common stock in exchange for consulting services valued at $226,500. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.01 per share (pre-reverse stock split).

         In January 2004, the Company issued 583,333 shares of its $.001 par value common stock in exchange for services valued at $35,000. These shares were issued for legal services and were valued at the fair value of the stock at the time of issuance, which was $.01 per share (pre-reverse stock split).

         In March 2004, the Company issued 425,000 shares of its $.001 par value common stock in exchange for consulting services valued at $43,350. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.017 per share (pre-reverse stock split). $16,150 was capitalized as film assets in accordance with SOP 00-2.

         In June 2004, the Company issued 4,141,667 shares of its $.001 par value common stock in exchange for consulting services valued at $248,500. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.01 per share (pre-reverse stock split).

         In June 2004, the Company issued 1,341,667 shares of its $.001 par value common stock in exchange for consulting services valued at $80,500. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.01 per share (pre-reverse stock split).

NOTE 4 - SUBSEQUENT EVENTS

         In July 2004, the Company issued 2,500,000 shares of its $.001 par value common stock in exchange for consulting services valued at $150,000. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.01 per share (pre-reverse stock split).

         In August 2004, the Company issued 833,333 shares of its $.001 par value common stock in exchange for consulting services valued at $50,000. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.01 per share (pre-reverse stock split).

         In September 2004, the board of directors approved a proposal to amend the Company's Articles of Incorporation effecting a 1 for 6 reverse split of the Company's common stock and to correspondingly reduce the number of shares of authorized common stock from 250,000,000 shares to 41,666,667 shares. After the 1 for 6 reverse split, and adjusting for fractional shares, 22,609,392 shares are issued and outstanding. The reverse split was deemed effective by the NASD on September 15, 2004. All numbers in the accompanying financial statements have been restated to give effect to the reverse split.

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

Critical Accounting Policies and Estimates
------------------------------------------

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive and Financial Officer has concluded, based on an evaluation conducted as of the end of the period covered by this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide that officer the information necessary whether:

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

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities
---------------------------------------

There were no unregistered shares of the Company's common stock issued during the three month period ended June 30, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

On January 13, 2004, the Company adopted a Stock Plan. The Stock Plan was amended on September 1, 2004 to include a total of 200,000,000 shares of common stock (before giving effect to the September 15, 2004 1 for 6 reverse stock split) for issuance pursuant to a Stock Award or pursuant to the exercise of options. The authority to determine the person to whom shares shall be issued or options shall be granted, the amount of such option, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised, and certain other provisions of each option, shall be in the Board of Directors of the Company. A copy of the Stock Plan as amended on September 1, 2004 is attached hereto at Exhibit 4.1.

In addition, the Stock Plan provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Stock Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Stock Plan were registered with the Securities and Exchange Commission on Form S-8 as follows:

SEC             Effective Date   Number of        Number of
Registration    of Registration  securities       securities
Number          Statement        issued under     remaining
                                 equity           available for
                                 compensation     future issuance
                                 plan             under equity
                                                  compensation
                                                  plans
                                                  (excluding
                                                  securities
                                                  reflected in
                                                  column (c))
----------------------------------------------------------------
(a)             (b)              (c)              (d)
----------------------------------------------------------------
333-111958      01/16/04         5,000,000 (1)         0
333-116140      06/03/04         5,000,000 (1)         0
333-117351      07/14/04         3,333,337 (1)         0
----------------------------------------------------------------

(1) Number of shares issued pursuant to this Registration Statement as of the filing of this Report. 5,483,333 shares were issued during the quarter ended June 30, 2004 to 16 persons who provided consulting or legal services to the Company. The number of shares issued have been restated to give effect to the September 15, 2004 1 for 6 reverse stock split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective at the opening of the market on September 15, 2004, we implemented a 1 for 6 reverse stock split of our common stock. The reverse stock split was approved by our board of directors. Pursuant to NRS 78.2055(1), no shareholder approval was required because we correspondingly decreased the number of authorized shares of our common stock from 250,000,000 to 41,666,667.

Fractional interests will be eliminated by rounding to the next whole share. It will not be necessary for shareholders to exchange their existing stock certificates for new certificates.

The record date for the reverse split of our common stock is September 15, 2004. Prior to the reverse split, we had 135,656,013 shares outstanding; following this 1 for 6 reverse split and adjusting for fractional shares, we will have 22,609,392 shares outstanding.

Our common stock trades on the Pink Sheets. As a result of the reverse split, the trading symbol of our common stock has been changed from BHUS to BHSR.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Number     Description
    ------     -----------

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

     3.2 Certificate of Change to the Articles of Incorporation Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Company's Form
               8-K filed on September 15, 2004)

     3.3 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Amended Form 10-SB, filed on August 13, 1999)

     4.1*      Bach-Hauser, Inc. Stock Plan as amended on September
               1, 2004

     31.1*     Certification of the Chief Executive and Financial
               Officer pursuant to Rule 13a-14(a)

     32.1*     Certification by the Chief Executive and Financial
               Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(b) Reports on Form 8-K

       September 15, 2004      Reporting the 1 for 6 reverse split
                               of the Company's common stock and the
                               corresponding decrease in the
                               authorized common stock.


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

                         Date:  September 27, 2004


