Form 10QSB
period 2004-09-30
BACH-HAUSER INC
filed 2004-11-19
CIK 1091395

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended: September 30, 2004

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

There are 40,909,392 shares of common stock issued and outstanding as of November 15, 2004.

                              INDEX

                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

      Consolidated Balance Sheet (Unaudited).......................  3

      Consolidated Statements of Operations (Unaudited)............  4

      Consolidated Statement of Stockholders' Deficit (Unaudited)..  5

      Consolidated Statements of Cash Flows (Unaudited)............  6

      Notes to Consolidated Financial Statements...................  7

  Item 2.  Management's Plan of Operation..........................  9

  Item 3.  Controls and Procedures................................. 12

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings...................................... 12

  Item 2.   Changes in Securities.................................. 12

  Item 3.   Defaults Upon Senior Securities........................ 14

  Item 4.   Submission of Matters to a Vote of
            Security Holders....................................... 14

  Item 5.   Other Information...................................... 14

  Item 6.   Exhibits and Reports on Form 8-K....................... 15

Signatures......................................................... 16



                  PART I - FINANCIAL STATEMENTS


                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET

                       SEPTEMBER 30, 2004
                          (UNAUDITED)


                             ASSETS

OTHER ASSETS:
  Intangible assets                                 $      4,500
                                                    ------------

TOTAL ASSETS                                        $      4,500
                                                    ============

             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accrued liabilities and purchases                 $     60,463
  Officers' advances                                       1,075
                                                    ------------

               TOTAL CURRENT LIABILITIES                  61,538

SHAREHOLDERS' DEFICIT
  Common stock, $.001 par value, 41,666,667
    shares authorized, 22,609,392 shares
    issued and outstanding                                22,609
  Additional paid-in capital                          20,107,599
  Deficit accumulated during development stage       (20,187,246)
                                                    -------------

               TOTAL SHAREHOLDERS' DEFICIT               (57,038)
                                                    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $      4,500
                                                    =============


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                          BACH-HAUSER, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                FOR THE PERIOD
                               FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED    FROM OCT. 10, 1995
                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    (INCEPTION) TO
                                2004             2003             2004             2003       SEPTEMBER 30, 2004
                            -------------    -------------    -------------    -------------     -------------
                             (unaudited)      (unaudited)      (unaudited)      (unaudited)       (unaudited)


REVENUE                     $          -     $          -     $          -     $          -      $          -
                            -------------    -------------    -------------    -------------     -------------

EXPENSES
General, selling and
administrative                   851,533          139,600          170,833                -        20,062,633

Loss on impairment of
film assets                      124,613                -          124,613                -           124,613
                            -------------    -------------    -------------    -------------     -------------
                                 976,146          139,600          295,446                -        20,187,246
                            -------------    -------------    -------------    -------------     -------------

LOSS BEFORE INCOME TAXES        (976,146)        (139,600)        (295,446)               -       (20,187,246)

PROVISION FOR INCOME TAXES             -                -                -                -                 -
                            -------------    -------------    -------------    -------------     -------------


NET LOSS                    $   (976,146)    $   (139,600)    $   (295,446)    $          -      $(20,187,246)
                            =============    =============    =============    =============     =============

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED        $      (0.06)    $      (0.02)    $      (0.01)    $          -
                            =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED          16,470,796        8,481,903       21,757,943        9,009,391
                            =============    =============    =============    =============


           (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                                      BACH-HAUSER, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                       FROM DECEMBER 31, 1995 TO SEPTEMBER 30, 2004

                                                                                         Deficit
                                                                                       accumulated
                                                 Common stock           Additional        during         Total
                                            ----------------------       paid-in       development    stockholders'
                                              Shares       Amount        capital          stage          equity
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1995, as adjusted
 for 1 to 10 and 1 to 6 reverse stock splits   937,309   $    937     $     5,063     $    (6,000)    $         -
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1996                   937,309        937           5,063          (6,000)
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1997                   937,309        937           5,063          (6,000)              -
Net loss                                             -          -               -          (1,075)         (1,075)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1998                   937,309        937           5,063          (7,075)         (1,075)
Stock issued for intangibles                   150,000        150           4,350                           4,500
Net income                                           -          -               -               -               -
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 1999                 1,087,309      1,087           9,413          (7,075)          3,425
Issuance of shares for services, May 1           3,333          3          55,997               -          56,000
Issuance of shares for services, May 10          3,333          3          74,997               -          75,000
Issuance of shares for services, Sept. 1        17,500         18         283,482               -         283,500
Issuance of shares for services, Sept. 12       13,333         13         347,987               -         348,000
Issuance of shares for services, Sept. 15      266,667        267       7,839,733               -       7,840,000
Issuance of shares for services, Sept. 27       10,000         10         210,590               -         210,600
Issuance of shares for services, Oct. 2         46,667         47       1,035,953               -       1,036,000
Issuance of shares for services, Oct. 18       220,667        221       5,097,179               -       5,097,400
Issuance of shares for services, Nov. 6         36,667         37         549,963               -         550,000
Issuance of shares for services, Nov. 17       279,500        280       2,599,070               -       2,599,350
Issuance of shares for services, Dec. 15        13,333         13          39,987               -          40,000
Issuance of shares for services, Dec. 18        13,333         13          35,987               -          36,000
Expenses paid by shareholder                         -          -           6,095               -           6,095
Net loss                                             -          -               -     (18,177,945)    (18,177,945)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2000                 2,011,642      2,012      18,186,433     (18,185,020)          3,425
Issuance of shares for services, Jan. 2          4,167          4          13,246               -          13,250
Issuance of shares for services, Aug. 24         6,667          7          19,993               -          20,000
Issuance of shares for services, Aug. 28        33,583         34         141,016               -         141,050
Issuance of shares for services, Sept. 20        8,333          8          29,992               -          30,000
Expenses paid by shareholder                         -          -             500               -             500
Issuance of shares for services, Oct. 24        33,333         33           9,967               -          10,000
Issuance of shares for services, Oct. 31       383,333        383          91,617               -          92,000
Net loss                                             -          -               -        (310,300)       (310,300)
                                            ----------   ---------    ------------    ------------    ------------

Balance at December 31, 2001                 2,481,058      2,481      18,492,764     (18,495,320)            (75)
Issuance of shares for services, Jan. 31       786,667        787         235,213               -         236,000
Issuance of shares for services, May 29        666,667        667          79,333               -          80,000
Issuance of shares for services, Sept. 4       183,333        183          20,167               -          20,350
Issuance of shares for services, Oct. 2      1,283,333      1,283         152,717               -         154,000
Issuance of shares for services, Dec. 5        266,667        267          29,813               -          30,080
Issuance of shares for services, Dec. 17     1,275,000      1,275          82,875               -          84,150
Issuance of options for services, Oct. 18            -          -           2,500               -           2,500
Net loss                                             -          -               -        (556,180)       (556,180)
                                            ----------   ---------    ------------   -------------     -----------

Balance at December 31, 2002                 6,942,725      6,943      19,095,382     (19,051,500)         50,825
Issuance of shares for services, Mar. 25     1,733,333      1,733         185,467               -         187,200
Issuance of shares for services, May 27        333,333        333          35,667               -          36,000
Net loss                                             -          -               -        (159,600)       (159,600)
                                            ----------   ---------    ------------   -------------     -----------

Balance at December 31, 2003                 9,009,391      9,009      19,316,516     (19,211,100)        114,425
Issuance of shares for services,
 Jan. 20 (unaudited)                         4,358,333      4,358         257,142               -         261,500
Issuance of shares for services,
 Mar. 23 (unaudited)                           425,000        425          42,925               -          43,350
Issuance of shares for services,
 Jun. 3 (unaudited)                          4,141,667      4,142         244,358               -         248,500
Issuance of shares for services,
 Jun. 29 (unaudited)                         1,341,667      1,342          79,158               -          80,500
Issuance of shares for services,
 Jul. 14 (unaudited)                         2,500,000      2,500         147,500               -         150,00
Issuance of shares for services,
 Aug. 25 (unaudited)                           833,334        833          20,000               -          20,833
Net loss (unaudited)                                 -          -               -        (976,146)       (976,146)
                                            ----------   ---------    ------------   -------------     -----------

Balance as of Sept. 30, 2004 (unaudited)    22,609,392   $ 22,609    $ 20,107,599    $(20,187,246)     $  (57,038)
                                           ===========   =========   =============   =============     ===========


                  (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                             BACH-HAUSER, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE PERIOD
                                                                             FROM OCT. 10,
                                                                           1995 (INCEPTION)
                                             FOR THE NINE MONTHS ENDED            TO
                                          SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                               2004              2003            2004
                                          -------------     -------------   --------------
                                           (unaudited)       (unaudited)      (unaudited)
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
  Net loss                                 $ (976,146)        $ (139,600)   $ (20,187,246)
                                           -----------        -----------     ------------

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
    Common stock issued for services          788,533            129,600       19,945,463
    Expenses paid by shareholder                    -                  -            6,595
    Options issued for services                     -                  -            2,500
    Impairment loss on film assets            174,613                  -          174,613

Changes in assets and liabilities:
  (Increase) decrease in assets -
    Film assets                                     -                  -                -

  IncreaseS in liabilities -
   Increases in advances and accrued
    liabilities payable                        13,000             10,000           52,075
                                           -----------        -----------     ------------
   Total adjustments                          976,146            139,600       20,181,246
                                           -----------        -----------     ------------

    Net cash provided by operating
     activities                                     -                  -           (6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock for cash                 -                  -            6,000
                                           -----------        -----------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS             -                  -                -

CASH AND CASH EQUIVALENTS:
 - beginning of period                              -                  -                -
                                           -----------        -----------     ------------

CASH AND CASH EQUIVALENTS:
 - end of period                                    -                  -                -
                                           -----------        -----------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:

  Interest                                 $        -         $        -      $         -
                                           ===========        ===========     ============
  Income taxes                             $        -         $        -      $         -
                                           ===========        ===========     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of common shares for development
   services capitalized as film costs      $   16,150         $        -      $   169,150
                                           ===========        ===========     ============

  Issuance of common shares for services   $  788,533         $  129,600      $19,945,463
                                           ===========        ===========     ============
  Issuance of common shares for
   intangibles                             $        -         $        -      $     4,500
                                           ===========        ===========     ============
  Film costs acquired in Plan B
   acquisition                             $        -         $        -      $     5,463
                                           ===========        ===========     ============


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

                        BACH-HAUSER, INC.
                  (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              NINE MONTHS ENDED SEPTEMBER 30, 2004
                          (UNAUDITED)


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

         INTERIM FINANCIAL INFORMATION
         The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended
         December 31, 2003. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 2 - STOCK PLAN

         In January 2004, the Board of Directors of the Company adopted the 2004 Stock Plan for the grant of common stock in lieu of cash compensation, for Stock Awards, and for the exercise of stock options. Under the Stock Plan, 8,333,333 shares are reserved for issuance. On September 30, 2004, the Company amended the Stock Plan to increase the number of shares reserved for issuance to 200,000,000.

NOTE 3 - FILM ASSET IMPAIRMENT

         Management has decided to write-off the entire amount of costs capitalized for the development of film assets, as in their opinion these costs have become impaired and no longer represent any value.

NOTE 4 - STOCKHOLDERS' EQUITY

         In January 2004, the Company issued 3,775,000 shares of its $.001 par value common stock in exchange for consulting services valued at $226,500. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.06 per share.

         In January 2004, the Company issued 583,333 shares of its $.001 par value common stock in exchange for services valued at $35,000. These shares were issued for legal services and were valued at the fair value of the stock at the time of issuance, which was $.06 per share.

         In March 2004, the Company issued 425,000 shares of its $.001 par value common stock in exchange for consulting services valued at $43,350. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.10 per share. $16,150 was capitalized as film assets in accordance with SOP 00-2.

         In June 2004, the Company issued 4,141,667 shares of its $.001 par value common stock in exchange for consulting services valued at $248,500. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.06 per share.

         In June 2004, the Company issued 1,341,667 shares of its $.001 par value common stock in exchange for consulting services valued at $80,500. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.06 per share.

         In July 2004, the Company issued 2,500,000 shares of its $.001 par value common stock in exchange for consulting services valued at $150,000. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.06 per share.

         In August 2004, the Company issued 833,334 shares of its $.001 par value common stock in exchange for consulting services valued at $20,833. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.025 per share.

         In September 2004, the board of directors approved a 1 for 6 reverse split of the Company's common stock. As a result of the 1 for 6 reverse stock split, the number of shares of common stock authorized was reduced from 250,000 shares to 41, 666,667 shares. All numbers in the accompanying financial statements have been restated to give effect to the reverse stock split.

NOTE 5 - SUBSEQUENT EVENTS

         In October 2004, the Company issued 16,900,000 shares of its $.001 par value common stock in exchange for consulting services valued at $507,000. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.03 per share.

         In October 2004, the Company issued 1,400,000 shares of its $.001 par value common stock in exchange for consulting services valued at $70,000. These shares were issued under consulting agreements and were valued at the fair value of the stock at the time of issuance, which was $.05 per share.

         On October 14, 2004, the Company authorized the issuance of up to 68,700,000 shares of its $.001 par value common stock for consulting services valued at $2,748,000. These shares will be issued on a later date subsequent to the Company obtaining a Certificate of Amended and Restated Articles increasing the authorized number of shares of common stock. These shares will be issued under consulting agreements and will be valued at the fair value of the stock at the time the Company authorized the issuance, which was $.04 per share.

         On November 15, 2004, the Company increased its authorized shares of common stock from 41,667,667 to 300,000,000 and created 50,000,000 authorized shares of preferred stock.

         On November 10, 2004, the Company entered into a definitive Acquisition Agreement with DM2 Technology Inc., a corporation organized under the laws of the Province of Quebec ("DM2"). Pursuant to the Acquisition Agreement, in exchange for cash and common stock of the Company, the Company will acquire 100% of the issued and outstanding stock of DM2, including, but not limited to, all current assets, accounts receivable, customer lists and equipment of DM2 (the "Business"). Further, the Company will assume the liabilities of the Business in an amount not to exceed $120,000. At Closing, the Company will tender 10,000,000 shares of its restricted common stock and cash in the amount of $1,000,000 in the form of a promissory note, the terms of which shall be mutually agreed upon prior to Closing. Closing is scheduled to occur on or about December 1, 2004.

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

                        PLAN OF OPERATION

The Company plans to pursue the acquisition of film and television projects; the development, production, and distribution of film and television projects or properties; with a particular emphases on Computer Generated Imaging ("C.G.I."). This industry includes animation. Despite the cancellation of the SMG acquisition, BHSR remains committed to the principal behind the deal, which is to secure a percentage participation or equity stake in a C.G.I. company. To this end, BHSR is currently sourcing new relationships both domestically and in Asia.

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

Acquisition of DM2 Technologies Inc.
------------------------------------

On November 10, 2004, the Company entered into a definitive Acquisition Agreement with DM2 Technology Inc., a corporation organized under the laws of the Province of Quebec ("DM2"). Pursuant to the Acquisition Agreement, in exchange for a promissory note and common stock of BHSR, the Company will acquire the business of DM2 and 100% of its issued and outstanding stock. Further, the Company will assume the liabilities of the business in an amount not to exceed US$120,000. Closing is scheduled to occur on or about December 1, 2004.

DM2 specializes in the sale of POS (point of sale) equipment and software to handle bank card and credit card payments. DM2 is in the market of electronic transactions, both wired and wireless.

DM2 currently has 150 commissioned sales representatives across
Canada that sell their hardware and software products to various customers. In addition, sales are generated from their web site, advertising and referrals from an existing customer base.

DM2 specializes in providing proprietary software that handles all POS transactions (whether wired or wireless) in a safe, secure and efficient manner that meets and surpasses the expectations of all subscribing clients.

DM2 is constantly developing and implementing proprietary software to handle the requirements and needs of its major market, the electronic transactions market.

DM2 currently has seven full time employees in addition to its President. Four full time employees are dedicated software programmers that create and maintain its proprietary software technology.

DM2 is looking to expand its business outside Canada in the future.

In light of the acquisition of DM2, during the fourth quarter
2004, the Company plans to evaluate its film and other business endeavors. The Company is continuing to pursue its film and other business activities, but will concentrate on DM2's business activities going forward.

Employees
---------

Our only employees at the present time are our officers and directors. Upon completion of the acquisition of DM2, we expect significant changes in the number of our employees during the next 12 months.

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

ITEM 2. CHANGES IN SECURITIES

On September 15, 2004, we effected a 1 for 6 reverse split of our common stock and correspondingly decreased our authorized shares common stock from 250,000,000 to 41,667,667. As a result of the reverse split, our outstanding shares of common stock were reduced from 135,656,013 to approximately 22,634,392, subject to rounding.

On November 15, 2004, we increased our authorized common stock from 41,667,667 shares to 300,000,000 and created 50,000,000 authorized shares of preferred stock, pursuant to the Written Consent of Shareholders holding a majority of the voting power of our securities. In addition, we amended and restated our Articles of Incorporation to include the changes in our capital stock and to elect not to be governed by (i) Sections 78.411 through 78.444, inclusive, of the Nevada Revised Statutes (the share control law or business combination laws), and (ii) Sections 78.2055 and 78.207 of the Nevada Revised Statutes which requires shareholder approval of forward and reverse splits in cases where there is no corresponding increase or decrease in or to the number of shares of the class or series subject to the split. With respect to these changes, on October 25, 2004 we mailed to our shareholders of record at October 14, 2004 an Information Statement, detailed below in Item 4.

Recent Sales of Unregistered Securities
---------------------------------------

There were no unregistered shares of the Company's common stock issued during the three month period ended September 30, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------


On January 13, 2004, the Company adopted a Stock Plan. The Stock Plan was amended on September 30, 2004 to include a total of 200,000,000 shares of common stock for issuance pursuant to a Stock Award or pursuant to the exercise of options. The authority to determine the person to whom shares shall be issued or options shall be granted, the amount of such option, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised, and certain other provisions of each option, shall be in the Board of Directors of the Company.

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

SEC             Effective Date   Number of         Number of
Registration    of Registration  securities        securities
Number          Statement        issued under      remaining
                                 equity            available for
                                 compensation      future issuance
                                 plan              under equity
                                                   compensation
                                                   plans
                                                   (excluding
                                                   securities
                                                   reflected in
                                                   column (c))
-----------------------------------------------------------------
(a)             (b)              (c)               (d)
-----------------------------------------------------------------

333-111958	01/16/04	 5,000,000 (1)(2)   	 0
333-116140	06/03/04	 5,000,000 (1)(2)	 0
333-117351	07/14/04	 3,333,333 (1)(2)	 0
333-119529	10/05/04	19,000,000 (1)	      700,000
-----------------------------------------------------------------

(1) Number of shares issued pursuant to this Registration Statement as of the filing of this Report. 3,333,333 shares were issued during the quarter ended September 30, 2004 to 7 persons who provided consulting or legal services to the Company.

(2) The number of shares issued have been restated to give effect to the September 15, 2004 1 for 6 reverse stock split.

On October 14, 2004, the Company authorized the issuance of up to 68,700,000 shares of common stock to eligible participants in its Stock Plan, which shares will be registered on Form S-8 and issued on a date subsequent to the Company obtaining a Certificate of Amended and Restated Articles increasing the authorized number of shares of common stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item 4 is incorporated by reference to the Company's definitive Information Statement filed with the Securities and Exchange Commission on October 25, 2004 and mailed to shareholders of record at October 14, 2004.

As set forth in the Information Statement, the Company received written consents in lieu of a Special Meeting from shareholders representing 61% of the total voting shares of the Company, approving the following actions:

1. To increase the number of authorized shares of common stock from 41,666,667 shares to 300,000,000 shares.

2.  To create 50,000,000 authorized shares of preferred stock.

3. To amend and restate the Articles of Incorporation to include the amendments stated above and to elect not to be governed by (i) Sections 78.411 through 78.444, inclusive, of the Nevada Revised Statutes (the share control law or business combination laws), and
    (ii) Sections 78.2055 and 78.207 of the Nevada Revised Statutes which requires shareholder approval of forward and reverse splits in cases where there is no corresponding increase or decrease in or to the number of shares of the class or series subject to the split.

Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposals will not be adopted until a date at least 20 days after the date on which this Information Statement was mailed to our shareholders. We anticipate that the actions will not be effected until we file with the Nevada Secretary of State on or about the close of business on November 15, 2004. A copy of the Amended and Restated Articles of Incorporation is attached hereto at Exhibit 3.1.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Number     Description
    ------     -----------

     2.1       Agreement and Plan of Exchange with Plan B
               Productions of Utah, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form
               8-K, filed on November 15, 2002)

     2.2 Amendment No. 1 to the Agreement and Plan of Exchange with Plan B Productions of Utah, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 10-KSB, filed on April 8, 2003)

     2.3 Acquisition Agreement dated November 10, 2004 between Bach-Hauser, Inc. and DM2 Technologies Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed on November 12,
               2004)

     3.1*      Amended and Restated Articles of Incorporation

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Amended Form 10-SB, filed on August 13, 1999)

     4.1 Bach-Hauser, Inc. Stock Plan as amended (incorporated by reference to Exhibit 4.1 to the Company's Form
               10-QSB, filed on September 30, 2004)

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

       November 12, 2004       Reporting that the Company has entered
                               into a definitive Acquisition Agreement
                               with DM2 Technologies Inc.


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

                         Date:  November 16, 2004


